Form 10-K
period 1993-12-31
DISCOVER CREDIT CORP
filed 1994-03-31
CIK 815743

SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C.  20549
                                           _______________

                                              FORM 10-K

/ X /    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934
                          For the fiscal year ended December 31, 1993

                                                 OR

/  /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934
                           For the transition period from _______ to________

                                   Commission file number 0-17955

                                           SEARS DC CORP.

                       (Exact name of registrant as specified in its charter)

     Delaware                                 36-3533346
(State of Incorporation)                     (I.R.S. Employer
                                             Identification No.)

3711 Kennett Pike, Greenville, Delaware             19807
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  302/888-3114

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to
Section 12(g) of the Act:  Common Stock, Value $1.00 per share

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the
past 90 days.  Yes   X.   No      .

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

As of February 28, 1994, the Registrant had 1,000 shares of capital stock outstanding, all of which was held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K and is therefore filing this report with a reduced disclosure format.

Effective May 26, 1993, Registrant changed its name from Discover Credit Corp. to Sears DC Corp.

                                 DOCUMENTS INCORPORATED BY REFERENCE


                                          Part of Form 10-K
None

                                              PART I


Item 1.       Business.


              Sears DC Corp. ("SDC"), a wholly-owned subsidiary of Sears, Roebuck and Co. ("Sears") organized under the laws of Delaware in January 1987, was formed to borrow in domestic and foreign debt markets and lend the proceeds of such borrowings to direct and indirect subsidiaries of Sears ("SDC borrowers") in exchange for unsecured notes. SDC raised funds through the sale of its medium-term notes and direct placement of commercial paper with corporate and institutional investors. Commercial paper was sold by Sears Roebuck Acceptance Corp., an affiliate of SDC, as agent, with expenses, but no fees, being paid by SDC.

              Historically, the proceeds of SDC's borrowings were loaned to Sears Consumer Financial Corporation of Delaware ("SCFCD"), a wholly-owned subsidiary of Dean Witter, Discover & Co. ("DWDC"), to finance the accounts receivable generated by the Discover Card and consumer installment notes receivable. However, as a result of the strategic repositioning of Sears, the business of SDC changed significantly. In the last quarter of 1992, SDC stopped selling medium-term notes. On
March 1, 1993, DWDC, until then a wholly-owned subsidiary of Sears, completed the sale of 19.9% of its outstanding capital stock through a primary initial public offering. Also in March 1993, SDC discontinued issuing commercial paper, and was repaid by SCFCD the amounts outstanding and owing to SDC. In June of 1993, Sears spun-off its 80.1% ownership interest in DWDC to Sears shareholders.

              On March 9, 1993, SDC entered into a loan agreement with Sears for the investment of funds received upon the prepayment of the notes of SCFCD. The interest rate paid to SDC by Sears under this agreement is designed to produce earnings sufficient to cover SDC's fixed charges (principally interest on SDC's indebtedness) at least 1.005 times
(reduced from the previous amount of 1.25 times in March 1994, since SDC is no longer actively involved in new financing). Required payments of principal and interest to SDC under the Sears borrowing agreement will be sufficient to allow SDC to make timely payments of principal and interest to the holders of its securities.

              The Net Worth Maintenance Agreement between Sears and SDC is still in effect for the benefit of holders of debt securities issued by SDC. This agreement provides for Sears to maintain ownership of and positive stockholder's equity in SDC.

              At February 28, 1994, SDC had no employees on its payroll and its officers and directors consisted of employees of affiliated companies. Its offices are located at 3711 Kennett Pike, Greenville, Delaware 19807.

              Effective May 26, 1993, SDC changed its name from Discover Credit Corp.


Item 2.       Properties.

              None.


Item 3.       Legal Proceedings.

              None.


Item 4.       Submission of Matters to a Vote of Security Holders.

              Not applicable.



                                               PART II



Item 5.       Market for Registrant's Common Equity and
              Related Stockholder Matters.

              There is no established public trading market for SDC's common stock. As of February 28, 1994, Sears owned all outstanding shares of SDC's common stock. The Board of Directors of SDC declared a $167.4 million dividend on December 20, 1993 to Sears, payable on December 30, 1993. The Board also approved payment to Sears on December 30, 1993 of $319.1 million out of Capital in Excess of Par Value; such payment is characterized as a dividend under the Delaware General Corporation Law. Payment was effected by reducing SDC's investment in the Notes of Sears by $486.5 million.


Item 6.       Selected Financial Data.

              Not applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

              Financial Condition

              On March 15, 1993, SDC received funds from DWDC's initial public offering, and a concurrent debt issuance, through SCFCD in amounts sufficient to repay the balances on the notes of SCFCD. SDC used these funds to repay short-term borrowings and current maturities of medium-term notes. SDC invested the remainder of these funds in the promissory notes of Sears, which pay interest sufficient to cover SDC's fixed charges 1.005 times, and in highly liquid short-term investments. As of December 31, 1993, the remaining proceeds of $2.2 billion were fully invested in the notes of Sears. SDC intends to use these funds to repay the maturities of its medium-term notes.

              In March 1993, SDC discontinued issuing commercial paper. The last of SDC's commercial paper matured in October 1993. SDC had discontinued the sale of medium-term notes in the last quarter of 1992.
The $2.2 billion in outstanding medium-term notes as of December 31, 1993 are not redeemable prior to their stated maturity except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables.

              The financial information appearing in this annual report on Form 10-K is presented in historical dollars which do not reflect the decline in purchasing power that results from inflation. As is the case for most financial companies, substantially all of SDC's assets and liabilities are monetary in nature. Interest rates on SDC's investment in Sears notes are set to provide for a fixed charge coverage of at least 1.005. This maintenance mechanism insulates SDC from bearing the effects of inflation-based interest rate increases.

              Results of Operations

              Due to the significant reduction in the company's outstanding debt, interest and related expenses decreased 19.5% to $190.6 million in 1993 from $236.6 million in 1992. The company's net income remained at approximately the same level for both years primarily because the rate on Sears notes in the third quarter was not adjusted until after the end of the third quarter. Earnings covered fixed charges 1.32 times for 1993 compared to 1.25 times in 1992 and 1991.

Item 8.       Financial Statements and Supplementary Data.

                                           SEARS DC CORP.

STATEMENTS OF INCOME
                                           Year Ended December 31,
millions                                 1993        1992        1991
                                       -------     -------     -------
Revenues
  Earnings on notes of Sears            $196.9      $   -       $   -
  Earnings on notes of SCFCD              52.6       289.4       345.7
  Earnings on invested cash                2.7         8.8        14.1
                                       -------     -------     -------
   Total revenues                        252.2       298.2       359.8

Expenses
  Interest and related expense           190.6       236.6       285.4
  Operating expenses                       1.5         1.9         2.2
                                       -------     -------     -------
   Total expenses                        192.1       238.5       287.6
                                       -------     -------     -------
Income before income taxes                60.1        59.7        72.2
Income taxes                              21.0        20.3        24.5
                                       -------     -------     -------
Net Income                               $39.1       $39.4       $47.7
                                       -------     -------     -------
Ratio of earnings to fixed charges        1.32        1.25        1.25


See notes to financial statements.

                                           SEARS DC CORP.

STATEMENTS OF FINANCIAL POSITION



                                                       December 31,
millions                                             1993        1992
                                                   -------     -------
Assets
Notes of Sears                                    $2,194.4    $     -
Notes of SCFCD                                          -      4,622.4
Cash and invested cash                                 0.1        85.4
Accrued interest and other assets                      5.6        39.7
                                                   -------    --------
  Total assets                                    $2,200.1    $4,747.5
                                                   -------    --------
Liabilities
Commercial paper (net of unamortized
  discount of $6.5)                               $     -     $1,840.0
Medium-term notes                                  2,147.8     2,405.4
Accrued interest and other liabilities                48.5        50.9
                                                   -------    --------
   Total liabilities                               2,196.3     4,296.3
                                                   -------    --------
Stockholder's Equity
Capital stock, par value $1.00 per share
  1,000 shares authorized,issued and outstanding        -           -
Capital in excess of par value                          -        319.1
Retained income                                        3.8       132.1
                                                   -------    --------
  Total stockholder's equity                           3.8       451.2
                                                   -------    --------
  Total liabilities and stockholder's equity      $2,200.1    $4,747.5
                                                   -------    --------

See notes to financial statements.

                                           SEARS DC CORP.

STATEMENTS OF STOCKHOLDER'S EQUITY



                                           Year Ended December 31,
millions                                 1993        1992        1991
                                       --------   --------    --------
Capital stock                            $  -        $  -        $  -
                                       --------   --------    --------

Capital in excess of par value
Beginning of year                       $319.1      $319.1      $319.1
Return of capital paid to Sears         (319.1)         -           -
                                       --------   --------    --------
End of year                               $ -       $319.1      $319.1
                                       --------   --------    --------

Retained income
Beginning of year                       $132.1      $ 92.7      $ 87.5
Net income                                39.1        39.4        47.7
Dividend paid to Sears                  (167.4)         -        (42.5)
                                       --------   --------    --------
End of year                             $  3.8      $132.1      $ 92.7
                                       --------   --------    --------

Total stockholder's equity              $  3.8      $451.2      $411.8
                                       --------   --------    --------

See notes to financial statements.

                                               SEARS DC CORP.


STATEMENTS OF CASH FLOWS
                                                Year Ended December 31,
millions                                     1993        1992        1991
                                           -------     -------     -------
Cash Flows From Operating Activities
Net income                                   $39.1      $ 39.4      $ 47.7
Adjustments to reconcile net income to net
  cash provided by operating activities
  Net change in other assets and
  other liabilities                           31.7         (.7)       24.2
                                            -------     -------     -------
Net cash provided by operating activities     70.8        38.7        71.9

Cash Flows From Investing Activities
Decrease(increase) in notes of SCFCD       4,622.4      (914.9)      236.7
Increase in notes of Sears                (2,680.9)         -           -
                                           --------    --------   ---------
Net cash provided by (used in) investing
   activities                              1,941.5      (914.9)      236.7

Cash Flows From Financing Activities
Decrease in commercial paper,
  primarily 90 days or less               (1,840.0)     (225.5)   (1,339.6)
Proceeds from medium-term notes                 -      1,501.0     1,178.5
Repayments of medium-term notes             (257.6)     (405.4)       (3.8)
Proceeds from subordinated note to Sears        -           -          7.0
Repayments of subordinated note to Sears        -           -        (17.0)
Dividends paid to Sears                         -           -        (42.5)
                                          ---------   ---------    --------
Net cash (used in) provided by
  financing activities                    (2,097.6)      870.1      (217.4)
                                          ---------   ---------    --------
Net (decrease) increase in cash
  and invested cash                          (85.3)       (6.1)       91.2
Cash and invested cash, beginning of year     85.4        91.5         0.3
                                          ---------   ---------   ---------
Cash and invested cash, end of year         $  0.1      $ 85.4      $ 91.5
                                          ---------   ---------   ---------

Supplemental Disclosure of Cash Flow Information
Cash paid during the year
  Interest                                  $181.7      $230.5      $250.8
  Income taxes                                32.1        13.1        25.5
 See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sears DC Corp. ("SDC"), a wholly owned subsidiary of Sears, Roebuck and Co. ("Sears"), was principally engaged in the borrowing in domestic and foreign debt markets and lending the proceeds of such borrowings to certain direct and indirect subsidiaries of Sears in exchange for their unsecured notes. Effective May 26, 1993, the company's name was changed to Sears DC Corp. from Discover Credit Corp.

Historically, the proceeds of SDC's borrowings were loaned to Sears Consumer Financial Corporation of Delaware ("SCFCD"), a wholly-owned subsidiary of Dean Witter, Discover & Co. ("DWDC"), to finance the accounts receivable generated by the Discover Card and consumer installment notes receivable. However, as a result of the strategic repositioning of Sears, the business of SDC changed significantly. In the last quarter of 1992, SDC stopped selling medium-term notes. On March 1, 1993, DWDC, until then a wholly-owned subsidiary of Sears, completed the sale of 19.9% of its outstanding capital stock through a primary initial public offering. Sears spun-off its 80.1% ownership interest in DWDC to Sears shareholders in June 1993. Also in March 1993, SDC discontinued issuing commercial paper, and was repaid by SCFCD the amounts outstanding and owing to SDC.

On March 9, 1993, SDC entered into a loan agreement with Sears for the investment of funds received upon the prepayment of the notes of SCFCD. The interest rate paid to SDC by Sears under this agreement is designed to produce earnings sufficient to cover SDC's fixed charges (principally interest on SDC's indebtedness) at least 1.25 times. On March 22, 1994, the agreement was amended to reduce the fixed charge coverage to 1.005. Required payments of principal and interest to SDC under the Sears borrowing agreement will be sufficient to allow SDC to make timely payments of principal and interest to the holders of its securities.

Cash and invested cash is defined to include all highly liquid investments with maturities of three months or less. The return of capital and dividend totalling $486.5 million paid to Sears in 1993 were effected through a non-cash transaction as a reduction in SDC's investment in Sears Notes.

The results of operations of SDC are included in the consolidated federal income tax return of Sears. Tax liabilities and benefits are allocated as generated by SDC, whether or not such benefits would be currently available on a separate return basis. Taxes are provided based on the statutory federal income tax rate.

Effective January 1, 1992, SDC adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The adoption of the standards did not have a material impact on the financial statements of SDC, and will have no effect on the future cash flows of the Company.

2. BORROWINGS

Historically, SDC obtained funds through the direct placement of commercial paper (issued in maturities of one to 270 days) and the sale of medium-term notes. The medium-term notes are not redeemable except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables. At December 31, 1993, the fair market value of medium-term notes, carried at $2,147.8 million, was $2,297.5 million based on discounted cash flows using interest rates of comparable borrowings. Selected details of SDC's borrowings are shown below. Weighted average interest rates are based on the actual number of days in the year and borrowings net of unamortized discount.



                                                       December 31,
millions                                             1993        1992
                                                  --------    --------
Commercial paper outstanding                      $     -     $1,846.5
Less: Unamortized discount                              -          6.5
                                                  --------    --------
Commercial paper outstanding (net)                      -      1,840.0
3.24% to 9.26% medium-term notes due 1993-2012     2,147.8     2,405.4
                                                  --------    --------
Total borrowings                                  $2,147.8    $4,245.4
                                                  --------    --------



                                         1993                 1992
                                  -------------------   --------------------
                                            Maximum                Maximum
millions                          Average (month-end)   Average  (month-end)
                                  -------------------   --------------------
Commercial paper outstanding       $546.8   $1,781.8   $2,135.8    $2,542.1

                                  Average    Year-End   Average     Year-end
                                  -------------------   --------------------
Weighted Interest Rates            4.02%         -       3.99%        4.17%


At December 31, 1993, medium-term note maturities for the next five years were as follows:
                                 1994        $ 626.4
                                 1995          292.7
                                 1996          449.8
                                 1997          335.1
                                 1998          111.3



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

              None.


                                                  PART III


Item 10.      Directors and Executive Officers of the Registrant.

              Not applicable.

Item 11.      Executive Compensation.

              Not applicable.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

              Not applicable.

Item 13.      Certain Relationships and Related Transactions.

              Not applicable.


                                              PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

              (a)  The following documents are filed as a part of this report:

              1. An "Index to Financial Statements" has been filed as a part of this report on page S-1 hereof.

              2. No financial statement schedules are included herein because they are not required or because the information is contained in the financial statements and notes thereto, as noted in the "Index to Financial Statements" filed as part of this report.

              3. An "Exhibit Index" has been filed as part of this report beginning on page E-1 hereof.

           (b)       Reports on Form 8-K:
                     A report on Form 8-K was filed by the Registrant dated December 20, 1993 (Item 5).

                               SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SEARS DC CORP.
                                          (Registrant)


                                          By  Paul D. Melancon*
                                              Vice President and Controller

March 30, 1994

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                 Title                           Date


Alice M. Peterson*                Director, President and           )
                                       Chief Executive Officer      )
                                       (Principal Executive         )
                                        Officer)                    )
                                                                    )
                                                                    )
Paul D. Melancon*                 Vice President and Controller     ) March
                                                                      30, 1994
                                       (Principal Accounting        )
                                        Officer)                    )
                                                                    )
Larry R. Raymond*                 Vice President and Treasurer      )
                                       (Principal Financial Officer))
                                                                    )
James A. Blanda*                  Director                          )
                                                                    )
James D. Constantine*             Director                          )
                                                                    )
Michael W. Phillips*              Director                          )


*By /s/  PAUL D. MELANCON Individually and as Attorney-in-Fact
    Paul D. Melancon

                                               SEARS DC CORP.

                                        INDEX TO FINANCIAL STATEMENTS

                                YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                          PAGE

STATEMENTS OF INCOME                                                        5

STATEMENTS OF FINANCIAL POSITION                                            6

STATEMENTS OF STOCKHOLDER'S EQUITY                                          7

STATEMENTS OF CASH FLOWS                                                    8

NOTES TO FINANCIAL STATEMENTS                                            9-10

REPORT OF INDEPENDENT CERTIFIED
 PUBLIC ACCOUNTANTS                                                       S-2

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholder and Board of Directors of
   Sears DC Corp.
Greenville, Delaware


We have audited the accompanying Statements of Financial Position of Sears DC Corp. (formerly Discover Credit Corp.) (a wholly owned subsidiary of Sears, Roebuck and Co.) as of December 31, 1993 and 1992, and the related Statements of Income, Stockholder's Equity and Cash Flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sears DC Corp. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.







DELOITTE & TOUCHE
February 11, 1994
Philadelphia, Pennsylvania

                                                EXHIBIT INDEX


3(a) Certificate of Incorporation of Discover Credit Corp. dated January 9, 1987 [Incorporated by reference to Exhibit 3(a) to Form 10 of the Registrant (Form 10)*]

3(b) Amendment to Certificate of Incorporation of Discover Credit Corp. dated April 9, 1987 [Incorporated by reference to
                 Exhibit 3(b) to Form 10*]

3(c) By-laws of Discover Credit Corp., as amended to May 22, 1992 [Incorporated by reference to Exhibit 3(c) to Annual Report on Form 10-K of the Registrant for the year ended December 31, 1992*]

4(a)             Net Worth Maintenance Agreement between Discover Credit Corp.
                 and Sears, Roebuck and Co., dated as of November 13, 1987 [Incorporated by reference to Exhibit 4 to Form 10*]

4(b) $1,850,000,000 Credit Agreement dated as of June 23, 1992, among Discover Credit Corp., the Banks Listed therein, The Lead Managers Referred to therein, The Co-Agents Referred to therein, and Chemical Bank, as Agent [Incorporated by reference to Exhibit 4(b) to Quarterly Report of the Registrant on Form 10-Q for the quarter ended June 30, 1992*]

4(c)             Indenture, dated as of January 30, 1990, between Disc
                 Credit Corp. and Bank of Delaware, as Trustee [Incorporated by reference to Exhibit 4 to Amendment No. 1 to Registration Statement No. 33-30807]

4(d) Supplemental Indenture dated as of April 30, 1990 between Discover Credit Corp. and Bank of Delaware as Trustee [Incorporated by reference to Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1990*]

4(e) Forms of fixed rate Medium-Term Note and floating rate Medium-Term Note [Incorporated by reference to Exhibits 4.1 and 4.2 to Current Report on Form 8-K of the Registrant dated February 9, 1990*]

4(f) Indenture, dated as of June 1, 1991 between Discover Credit Corp. and Bank of Delaware as Trustee [Incorporated by reference to Exhibit 4 to Registration Statement No. 33-40056]

4(g) Forms of fixed rate Medium-Term Note Series II and floating rate Medium-Term Note Series II [Incorporated by refere Exhibits 4.2 and 4.3 to Current Report on Form 8-K of the Registrant dated June 20, 1991*]

4(h) Indenture, dated as of February 15, 1992, between Discover Credit Corp. and Harris Trust Company of New York [Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of the Registrant dated February 28, 1992*]


____________________________
*        SEC File No. 0-17955

                                                EXHIBIT INDEX

4(i) Forms of fixed rate Medium Term Note Series III and floating rate Medium Term Note Series III [Incorporated by reference to Exhibits 4.2 and 4.3 to Current Report on Form 8-K of the Registrant dated February 28, 1992*]


4(j) First Amendment dated as of May 28, 1993 to the $1.85 billion Credit Agreement dated as of June 23, 1993 among the Registrant, the banks listed on the signature page thereof, the lead managers and co-agents referred to therein, and Chemical Bank, as agent. [Incorporated by reference to Exhibit 4(b) to Quarterly Report on Form 10-Q of the Registrant for the Quarter Ended June 30, 1993*]

4(k) Termination Letter dated as of August 20, 1993 to the $1.85 Billion Credit Agreement dated as of June 23, 1992 among the Registrant, the banks listed on the signature page thereof, the lead managers and co-agents referred to therein, and Chemical Bank as agent. [Incorporated by reference to Exhibit 4(b) to Quarterly Report on Form 10-Q of the Registrant for the Quarter Ended September 30, 1993*]

4(l) The Registrant hereby agrees to furnish the Commission, upon request, with each instrument defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10 percent of the total assets of the Registrant.

10(a) Letter Agreement dated March 9, 1993 between Sears, Roebuck and Co. and Discover Credit Corp. [Incorporated by reference to
                 Exhibit 10(g) to Annual Report on Form 10-K of the Registrant for the year ended December 31, 1992*]

10(b) Amendment dated March 22, 1994 to Letter Agreement dated March 9, 1993 between Sears, Roebuck and Co. and Discover Credit Corp.**

12               Calculation of ratio of earnings to fixed charges**

23               Consent of Deloitte & Touche**

24               Power of attorney**

28(a) Current Report on Form 8-K of Sears, Roebuck and Co., for January 11, 1994 [Incorporated by reference, File No. 1-416]

28(b) Current Report on Form 8-K of Sears, Roebuck and Co., for February 1, 1994 [Incorporated by reference, File No. 1-416]

28(c) Current Report on Form 8-K of Sears, Roebuck and Co., for March 9, 1994 [Incorporated by reference, File No. 1-416]

____________________________
*        SEC File No. 0-17955
**       Filed herewith

                                                EXHIBIT INDEX




28(d) Current Report on Form 8-K of Sears, Roebuck and Co., for March 21, 1994 [Incorporated by reference, File No. 1-416]

28(e) Annual Report on Form 10-K of Sears, Roebuck and Co. for the year ended December 31, 1993 [Incorporated by reference, File No. 1-416]



































____________________________
*        SEC File No. 0-17955
**       Filed herewith
                                                     E-3

Exhibit 10(b)

SEARS, ROEBUCK AND CO.
SEARS TOWER
CHICAGO, ILLINOIS  60684



                                                       March 22, 1994



Sears DC Corp.
3711 Kennett Pike
Greenville, DE  19807

Gentlemen:

         We refer to the letter agreement relating to certain borrowing arrangements between Sears DC Corp. (formerly "Discover Credit Corp.") and Sears, Roebuck and Co. dated March 9, 1993.

         We confirm that the figure "1.25" referred to in paragraph 3.a of said letter agreement is amended to read "1.005", effective as of the date hereof.

         Otherwise than as specifically amended hereby, said letter agreement remains in full force and effect.

         Please indicate your acceptance of this amendment by the signature of a duly authorized officer in the space provided below and on the duplicate original of this letter which is enclosed.

                                      Very truly yours,
                                      SEARS, ROEBUCK AND CO.



                                      By     /S/ ALICE M. PETERSON
                                                 Alice M. Peterson
                                                 Vice President
                                                 and Treasurer




SEARS DC CORP.


By       /S/ LARRY R. RAYMOND
         Larry R. Raymond
         Vice President and Treasurer

                                                                 Exhibit 12



                                               SEARS DC CORP.
                              CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES


millions
                                 Year Ended December 31
                                 1993           1992           1991

NET INCOME                       $   39.1       $   39.4       $   47.7
INCOME TAXES                         21.0           20.3           24.5

FIXED CHARGES, INTEREST
AND RELATED CHARGES                 190.6          236.6          285.4

(i)   EARNINGS AVAILABLE FOR
       FIXED CHARGES                250.7          296.3          357.6
(ii) FIXED CHARGES                  190.6          236.6          285.4

RATIO OF EARNINGS TO
      FIXED CHARGES (i/ii)           1.32           1.25           1.25

Exhibit 23




CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We consent to the incorporation by reference in Registration Statement Nos. 33-30807, 33-40056 and 33-44671 of Sears DC Corp. (formerly Discover Credit Corp.) of our report dated February 11, 1994 appearing in this Annual Report on Form 10-K of Sears DC Corp. for the year ended December 31, 1993.



DELOITTE & TOUCHE
Philadelphia, Pennsylvania
March 28, 1994

                    Exhibit
24



                                              POWER OF ATTORNEY



         KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being a director or officer, or both, of SEARS DC CORP., a Delaware corporation (the "Corporation"), does hereby constitute and appoint JAMES A. BLANDA, ALICE M. PETERSON, LARRY R. RAYMOND, PAUL D. MELANCON, RICHARD F. KOTZ and KEITH E. TROST, with full power to each of them to act alone, as the true and lawful attorneys and agents of the undersigned, with full power of substitution and resubstitution to each of said attorneys, to execute, file and deliver any and all instruments and to do any and all acts and things which said attorneys and agents, or any of them, deem advisable to enable the Corporation to comply with the Securities Exchange Act of 1934, as amended, and any requirements of the Securities and Exchange Commission in respect thereto, relating to annual reports on Form 10-K, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his name in the name and on behalf of the Corporation or as a director or officer, or both, of the Corporation, as indicated below opposite his signature, to annual reports on Form 10-K or any amendment or papers supplemental thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, each of the undersigned has subscribed these presents, as of this 25th day of March, 1994.

                 NAME                                      TITLE





/S/ ALICE M. PETERSON                             Director, President and
Alice M. Peterson                                 Chief Executive Officer
                                                  (Principal Executive
                                                  Officer)


/S/ LARRY R. RAYMOND                              Vice President and Treasurer
Larry R. Raymond                                           (Principal Financial
                                                                   Officer)




/S/ PAUL D. MELANCON                              Vice President and Controller
Paul D. Melancon                                           (Principal Accounting
                                                                   Officer)

                 NAME                                      TITLE







/S/ JAMES A. BLANDA                               Director
James A. Blanda




/S/ JAMES D. CONSTANTINE                          Director
James D. Constantine