Form 10-Q
period 1994-03-31
DISCOVER CREDIT CORP
filed 1994-05-13
CIK 815743

[TEXT]
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                         FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                            OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

              Commission file number 0-17955


                     SEARS DC CORP.
 (Exact name of registrant as specified in its charter)


       Delaware                            36-3533346
 (State of Incorporation)      (I.R.S. Employer Identification No.)


       3711 Kennett Pike
      Greenville, Delaware                         19807
 (Address of principal executive offices)        (Zip Code)


     Registrant's telephone number, including area code: 302/888-3190

     Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   ( X )   No    (   )

     As of April 30, 1994, the Registrant had 1,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

     Registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with a reduced disclosure format.

                              SEARS DC CORP.

                INDEX TO QUARTERLY REPORT ON FORM 10-Q



                             March 31, 1994



PART I.  FINANCIAL INFORMATION:                       Page No.

     Item 1.   Financial Statements



          Statements of Financial Position
             March 31, 1994 and 1993 (unaudited)
             and December 31, 1993                          1

          Statements of Income
             Three Months ended March 31,
             1994 and 1993 (unaudited)                      2

          Statements of Cash Flows
             Three Months ended March 31,
             1994 and 1993 (unaudited)                      3

          Notes to Financial Statements (unaudited)         4


     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                5


PART II.  OTHER INFORMATION:

     Item 6.   Exhibits and Reports on Form 8-K             6

                                  SEARS DC CORP.


                         PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                        STATEMENTS OF FINANCIAL POSITION

                                          March 31          December 31
millions                             1994          1993          1993*
                                         (unaudited)
Assets
Notes receivable from
  Sears, Roebuck and Co.          $ 2,055.2     $ 3,567.7     $ 2,194.4
Cash and invested cash                  0.1          46.3           0.1
Accrued interest income
    and other assets                    5.0          32.6           5.6
                                  ---------     ---------     ---------
  Total assets                    $ 2,060.3     $ 3,646.6     $ 2,200.1
                                  =========     =========     =========

Liabilities
Commercial paper (net
  of unamortized discount
  of $5.9)                        $    --       $   717.9     $    --
Medium-term notes                   1,990.1       2,379.8       2,147.8
Accrued interest expense
  and other liabilities                66.3          88.0          48.5
                                  ---------     ---------     ---------
  Total liabilities                 2,056.4       3,185.7       2,196.3
                                  ---------     ---------     ---------

Stockholder's equity

Capital stock,
  par value $1.00 per share:           --            --            --
  Authorized, issued and
  outstanding, 1,000 shares
Capital in excess of par value         --           319.1          --
Retained income                         3.9         141.8           3.8
                                  ---------     ---------     ---------
  Total stockholder's equity            3.9         460.9           3.8
                                  ---------     ---------     ---------

  Total liabilities and
     stockholder's equity         $ 2,060.3     $ 3,646.6     $ 2,200.1
                                  =========     =========     =========

* The Statement of Financial Position at December 31, 1993, has been taken from the audited financial statements at that date.

See notes to financial statements.

                                SEARS DC CORP.

                             STATEMENTS OF INCOME
                                  (unaudited)

                                              Three Months Ended
                                                   March 31
millions                                        1994      1993
Revenues
Earnings on notes receivable                   $ 38.2    $ 70.4
Earnings on invested cash                         --        2.5
                                               ------    ------
  Total revenues                                 38.2      72.9
                                               ------    ------


Expenses

Interest and related expenses                    37.9      58.0
Operating expenses                                0.1       0.3
                                               ------    ------
   Total expenses                                38.0      58.3
                                               ------    ------
Income before income taxes                        0.2      14.6
Income taxes                                      0.1       4.9
                                              -------    ------
Net income                                    $   0.1    $  9.7
                                              =======    ======

Ratio of earnings
    to fixed charges                            1.005      1.25


See notes to financial statements.

                                  SEARS DC CORP.

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                   Three Months Ended
                                                         March 31
 millions                                            1994        1993

Cash flows from operating activities
Net income                                        $    0.1    $    9.7
Adjustments to reconcile net income to
  net cash provided by operating activities:

Net change in accrued interest income and
   other assets and accrued interest expense
   and other liabilities                              18.4        44.2
                                                  --------    --------
   Net cash provided by operating activities          18.5        53.9
                                                  --------    --------

Cash flows from investing activities

Decrease in notes of Sears Consumer Financial
   Corporation of Delaware                            --       4,622.4
(Increase) decrease in notes of
   Sears, Roebuck and Co.                            139.2    (3,567.7)
                                                  --------    --------
Net cash provided by investing activities            139.2     1,054.7
                                                  --------    --------

Cash flows from financing activities

Decrease in commercial paper,
   primarily 90 days or less                          --      (1,122.1)
Repayments of medium-term notes                     (157.7)      (25.6)
                                                  --------    --------
   Net cash used in financing activities            (157.7)   (1,147.7)
                                                  --------    --------

Net increase (decrease) in cash and                   --         (39.1)
   invested cash
Cash and invested cash at beginning of period          0.1        85.4
                                                  --------    --------
Cash and invested cash at end of period           $    0.1    $   46.3
                                                  ========    ========

See notes to financial statements.

                                 SEARS DC CORP.
                                ________________


                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)



1.  Financial Statements


Sears DC Corp. (SDC), a wholly-owned subsidiary of Sears,
Roebuck and Co. (Sears), was principally engaged in the borrowing in domestic and foreign debt markets and lending the proceeds of such borrowings to certain direct and indirect subsidiaries of Sears in exchange for their unsecured notes. Effective May 26, 1993, the company's name was changed to Sears DC Corp. from Discover Credit
Corp.

Historically, the proceeds of SDC's borrowings were loaned to Sears Consumer Financial Corporation of Delaware
(SCFCD), a wholly-owned subsidiary of Dean Witter, Discover
& Co. (DWDC), to finance the accounts receivable generated by the Discover Card and consumer installment notes receivable. However, as a result of the strategic repositioning of Sears, the business of SDC changed significantly. In the last quarter of 1992, SDC stopped selling medium-term notes. On March 1, 1993, DWDC, until then a wholly-owned subsidiary of Sears, completed the sale of 19.9% of its outstanding capital stock through a primary initial public offering. Sears spun-off its 80.1% ownership interest in DWDC to Sears shareholders in June
1993. Also in March 1993, SDC discontinued issuing commercial paper, and was repaid by SCFCD the amounts outstanding and owing to SDC.

On March 9, 1993, SDC entered into a loan agreement with Sears for the investment of funds received upon the prepayment of the notes of SCFCD. The interest rate paid to SDC by Sears under this agreement was designed to produce earnings sufficient to cover SDC's fixed charges
(principally interest on SDC's indebtedness) at least 1.25 times. On March 22, 1994, the agreement was amended to reduce the fixed charge coverage to 1.005. Required payments of principal and interest to SDC under the Sears borrowing agreement will be sufficient to allow SDC to make timely payments of principal and interest to the holders of its securities.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The significant accounting policies used in the presentation of these financial statements are consistent with the summary of significant accounting policies set forth in SDC's Annual Report on Form 10-K for the year ended December 31, 1993, and these financial statements should be read in conjunction with the financial statements and notes found therein. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.

                                SEARS DC CORP.
                               ________________

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In March 1993, SDC discontinued issuing commercial paper.
The last of SDC's commercial paper matured in October 1993.
SDC had discontinued the sale of medium-term notes in the last quarter of 1992. The $1.99 billion in outstanding medium-term notes as of March 31, 1994 are not redeemable prior to their stated maturity except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables.

Results of Operations

Due to the significant reduction in SDC's outstanding debt, interest and related expenses decreased 34.7% to $37.9 million for the three months ended March 31, 1994 from $58.0 million for the same period in 1993. SDC's net income declined due to the decrease in the rate on the Sears notes from a rate sufficient to cover fixed charges
1.25 times to a rate sufficient to cover fixed charges
1.005 times. Earnings covered fixed charges 1.005 times for the three months ended March 31, 1994 compared to 1.25 times for the comparable period in 1993.

                                SEARS DC CORP.
                               ________________



                          PART II.  OTHER INFORMATION





Item 6.    Exhibits and Reports on Form 8-K



(a)        Exhibits.

           An Exhibit Index has been filed as part of this Report on Page E-1.

(b)        Reports on Form 8-K.

           None

                                 SEARS DC CORP.




                                  SIGNATURE



            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Sears DC Corp.
                                         (Registrant)





                  By:               Paul D. Melancon
                                    ---------------------
                                    Paul D. Melancon
                                    Vice President and Controller
                                    (authorized officer of
                                    Registrant)

May 13, 1994

                                 EXHIBIT INDEX


                                 SEARS DC CORP.


                          Quarter Ended March 31, 1994



Exhibit No.


 4 The Registrant hereby agrees to furnish the commission, upon request, with each instrument defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.

28(a)   Current Report on Form 8-K of Sears, Roebuck and
        Co. for April 20, 1994 [Incorporated by reference,
        File No. 1-416]

28(b)   Quarterly Report on Form 10-Q of Sears, Roebuck and
        Co., for the quarter ended April 2, 1994.
        [Incorporated by reference, File No. 1-416]