Form 10-Q
period 1994-06-30
SEARS DC CORP
filed 1994-08-15
CIK 815743

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


  ( X )      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

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

                     Yes   ( X )   No    (   )

     As of July 31, 1994, the Registrant had 1,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

     Registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with a reduced disclosure format.

                              SEARS DC CORP.

                INDEX TO QUARTERLY REPORT ON FORM 10-Q



                              June 30, 1994



PART I.  FINANCIAL INFORMATION:                             Page No.

     Item 1.   Financial Statements



          Statements of Financial Position
             June 30, 1994 and 1993 (unaudited)
             and December 31, 1993                             1

          Statements of Income
             Three and Six Months ended June 30,
             1994 and 1993 (unaudited)                         2

          Statements of Cash Flows
             Six Months ended June 30,
             1994 and 1993 (unaudited)                         3

          Notes to Financial Statements (unaudited)            4


     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                   5


PART II.  OTHER INFORMATION:

     Item 6.   Exhibits and Reports on Form 8-K                6

                             SEARS DC CORP.


                      PART I.  FINANCIAL INFORMATION

                      ITEM 1.  FINANCIAL STATEMENTS

                     STATEMENTS OF FINANCIAL POSITION

                                           June 30          December 31
millions                             1994          1993          1993*
                                         (unaudited)
Assets
Notes receivable from
  Sears, Roebuck and Co.          $ 1,818.3     $ 3,080.7     $ 2,194.4
Cash and invested cash                  0.1          31.5           0.1
Accrued interest income
    and other assets                    4.4           9.9           5.6
                                  ---------     ---------     ---------
  Total assets                    $ 1,822.8     $ 3,122.1     $ 2,200.1
                                  =========     =========     =========

Liabilities
Commercial paper (net
  of unamortized discount
  of $1.6)                        $    --       $   230.1     $    --
Medium-term notes                   1,787.1       2,366.8       2,147.8
Accrued interest expense
  and other liabilities                31.6          56.4          48.5
                                  ---------     ---------     ---------
  Total liabilities                 1,818.7       2,653.3       2,196.3
                                  ---------     ---------     ---------

Stockholder's equity

Capital stock,
  par value $1.00 per share:           --            --            --
  Authorized, issued and
  outstanding, 1,000 shares
Capital in excess of par value         --           319.1          --
Retained income                         4.1         149.7           3.8
                                  ---------     ---------     ---------
  Total stockholder's equity            4.1         468.8           3.8
                                  ---------     ---------     ---------

  Total liabilities and
     stockholder's equity         $ 1,822.8     $ 3,122.1     $ 2,200.1
                                  =========     =========     =========

* The Statement of Financial Position at December 31, 1993, has been taken from the audited financial statements at that date.

See notes to financial statements.

                             SEARS DC CORP.


                          STATEMENTS OF INCOME
                              (unaudited)

                                         Three Months Ended   Six Months Ended
                                               June 30            June 30
millions                                   1994      1993      1994      1993
Revenues
Earnings on notes receivable              $ 36.1    $ 60.2    $ 74.3    $130.6
Earnings on invested cash                    --        0.2        --       2.7
                                           ------    ------    ------   ------
  Total revenues                            36.1      60.4      74.3     133.3
                                           ------    ------    ------   ------


Expenses

Interest and related expenses               35.8      47.7      73.7     105.7
Operating expenses                           0.1       0.7       0.2       1.0
                                           ------    ------    ------   ------
   Total expenses                           35.9      48.4      73.9     106.7
                                           ------    ------    ------   ------
Income before income taxes                   0.2      12.0       0.4      26.6
Income taxes                                 --        4.1       0.1       9.0
                                           -------    ------   ------   ------
Net income                                 $ 0.2    $  7.9     $ 0.3    $ 17.6
                                           =======    ======   =======   ======

Ratio of earnings
    to fixed charges                       1.006      1.25     1.006      1.25


See notes to financial statements.

                             SEARS DC CORP.


                        STATEMENTS OF CASH FLOWS
                              (unaudited)

                                                     Six Months Ended
                                                          June 30
 millions                                            1994        1993


Cash flows from operating activities
Net income                                        $    0.3    $   17.6
Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:

Net change in accrued interest income and
   other assets and accrued interest expense
   and other liabilities                             (15.7)       35.3
                                                  --------    --------
   Net cash provided by (used in) operating
   activities                                        (15.4)       52.9
                                                  --------    --------

Cash flows from investing activities

Decrease in notes of Sears Consumer Financial
   Corporation of Delaware                            --       4,622.4
(Increase) decrease in notes of
   Sears, Roebuck and Co.                            376.1    (3,080.7)
                                                  --------    --------
Net cash provided by investing activities            376.1     1,541.7
                                                  --------    --------

Cash flows from financing activities

Decrease in commercial paper,
   primarily 90 days or less                          --      (1,609.9)
Repayments of medium-term notes                     (360.7)      (38.6)
                                                  --------    --------
   Net cash used in financing activities            (360.7)   (1,648.5)
                                                  --------    --------

Net increase (decrease) in cash and                   --         (53.9)
   invested cash
Cash and invested cash at beginning of period          0.1        85.4
                                                  --------    --------
Cash and invested cash at end of period           $    0.1    $   31.5
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

In March 1993, SDC discontinued issuing commercial paper.
The last of SDC's commercial paper matured in October 1993. SDC had discontinued the sale of medium-term notes in the last quarter of 1992. The $1.79 billion in outstanding medium-term notes as of June 30, 1994 are not redeemable prior to their stated maturity except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables.

Results of Operations

Due to the significant reduction in SDC's outstanding debt, interest and related expenses decreased 24.9% and 30.3% for the three and six months, respectively, ended June 30, 1994 from the same periods in 1993. SDC's net income declined due to the decrease in the rate on the Sears notes from a rate sufficient to cover fixed charges 1.25 times to a rate sufficient to cover fixed charges 1.005 times. Earnings covered fixed charges 1.006 times for the three and six months ended June 30, 1994 compared to 1.25 times for the comparable periods in 1993.

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



                                          Sears DC Corp.
                                               (Registrant)





                     By:                  Paul D. Melancon
                                          ---------------------
                                          Paul D. Melancon
                                          Vice President and Controller
                                          (authorized officer of
                                          Registrant)

August 15, 1994

                               EXHIBIT INDEX


                               SEARS DC CORP.


                        Quarter Ended June 30, 1994



Exhibit No.


 4 The Registrant hereby agrees to furnish the commission, upon request, with each instrument defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.

28(a) Quarterly Report on Form 10-Q of Sears, Roebuck and Co., for the quarter ended April 2, 1994. [Incorporated by reference, File No. 1-416]