Form 10-K405
period 1994-12-31
SEARS DC CORP
filed 1995-03-28
CIK 815743

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                         _______________

                            FORM 10-K

X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1994

                               OR


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to__________

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock par value $1.00 per share

Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months, and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X  .   No     .

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. X

As of February 28, 1995, the Registrant had 1,000 shares of capital stock outstanding, all of which was held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instruction (J)
(1)(a) and (b) of Form 10-K and is therefore filing this report with a reduced disclosure format.

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

          Historically, the proceeds of SDC's borrowings were loaned to Sears Consumer Financial Corporation of Delaware ("SCFCD"), a wholly-owned subsidiary of Dean Witter, Discover & Co. ("DWDC"), to finance the accounts receivable generated by the Discover Card and consumer installment notes receivable. However, as a result of the strategic repositioning of Sears in 1993, the business of SDC changed significantly. In the last quarter of 1992, SDC stopped selling medium-term notes. On March 1, 1993, DWDC, until then a wholly-owned subsidiary of Sears, completed the sale of 19.9% of its outstanding capital stock through a primary initial public offering. Also in March 1993, SDC discontinued issuing commercial paper, and was repaid by SCFCD the amounts outstanding and owing to SDC. In June of 1993, Sears spun-off its 80.1% ownership interest in DWDC to Sears shareholders.

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

          At February 28, 1995, SDC had no employees on its payroll and its officers and directors consisted of employees of affiliated companies. Its offices are located at 3711 Kennett Pike, Greenville, Delaware 19807.

Item 2.   Properties.

          None.


Item 3.   Legal Proceedings.

          None.


Item 4.   Submission of Matters to a Vote of Security Holders.

          Not applicable.

                               PART II



Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters.

          There is no established public trading market for SDC's common stock. As of February 28, 1995, Sears owned all outstanding shares of SDC's common stock. The Board of Directors of SDC declared a $167.4 million dividend on December 20, 1993 to Sears, payable on December 30, 1993. The Board also approved payment to Sears on December 30, 1993 of $319.1 million out of Capital in Excess of Par Value; such payment is characterized as a dividend under the Delaware General Corporation Law. Payment was effected by reducing SDC's investment in the notes of Sears by $486.5 million.


Item 6.   Selected Financial Data.

          Not applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Financial Condition

          On March 15, 1993, SDC received funds from DWDC's initial public offering, and a concurrent debt issuance, through SCFCD in amounts sufficient to repay the balances on the notes of SCFCD. SDC used these funds to repay short-term borrowings and current maturities of medium-term notes. SDC invested the remainder of these funds in the promissory notes of Sears, which pay interest sufficient to cover SDC's fixed charges 1.005 times, and in highly liquid short-term investments. As of December 31, 1994, the remaining proceeds of $1.6 billion were fully invested in the notes of Sears. SDC intends to use these funds to repay the maturities of its medium-term notes.

          In March 1993, SDC discontinued issuing commercial paper. The last of SDC's commercial paper matured in October 1993. SDC had discontinued the sale of medium-term notes in the last quarter of 1992. The $1.5 billion in outstanding medium-term notes as of December 31, 1994 are not redeemable prior to their stated maturity except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables.

          The financial information appearing in this annual report on Form 10-K is presented in historical dollars which do not reflect the decline in purchasing power that results from inflation. As is the case for most financial companies, substantially all of SDC's assets and liabilities are monetary in nature. Interest rates on SDC's investment in Sears notes are set to provide for a ratio of earnings to fixed charges of at least 1.005. This maintenance mechanism insulates SDC from bearing the effects of inflation-based interest rate increases.

          Results of Operations

          Due to the significant reduction in SDC's outstanding debt, interest and related expenses decreased 28.0% to $137.3 million in 1994 from $190.6 million in 1993. The Company's net income decreased significantly in 1994 from 1993 due to the reduction in the interest rate on Sears notes to produce earnings sufficient to cover SDC's fixed charges (principally interest on SDC's indebtedness) to at least 1.005 times from the 1993 amount of 1.25 times. Earnings covered fixed charges 1.005 times in 1994 and
1.32 times in 1993.

Item 8.   Financial Statements and Supplementary Data.

                                  SEARS DC CORP.

STATEMENTS OF INCOME
                                           Year Ended December 31,
millions                                 1994        1993        1992
                                       -------     -------     -------
Revenues
  Earnings on notes of Sears            $138.3      $196.9      $   -
  Earnings on notes of SCFCD                -         52.6       289.4
  Earnings on invested cash                 -          2.7         8.8
                                       -------     -------     -------
   Total revenues                        138.3       252.2       298.2

Expenses
  Interest and related expense           137.3       190.6       236.6
  Operating expenses                       0.3         1.5         1.9
                                       -------     -------     -------
   Total expenses                        137.6       192.1       238.5
                                       -------     -------     -------
Income before income taxes                 0.7        60.1        59.7
Income taxes                               0.2        21.0        20.3
                                       -------     -------     -------
Net Income                              $  0.5       $39.1       $39.4
                                       =======     =======     =======

Ratio of earnings to fixed charges       1.005        1.32        1.25

See notes to financial statements.

                                SEARS DC CORP.

STATEMENTS OF FINANCIAL POSITION

                                                       December 31,
millions                                             1994        1993
                                                   -------     -------
Assets
  Notes of Sears                                  $1,552.6    $2,194.4
  Cash and invested cash                               0.1         0.1
  Accrued interest and other assets                    3.6         5.6
                                                  --------    --------
  Total assets                                    $1,556.3    $2,200.1
                                                  ========    ========

Liabilities
  Medium-term notes                               $1,521.4    $2,147.8
  Accrued interest and other liabilities              30.6        48.5
                                                  --------    --------
   Total liabilities                               1,552.0     2,196.3
                                                  --------    --------
Stockholder's Equity
Capital stock, par value $1.00 per share
  1,000 shares authorized,issued and outstanding        -           -
Retained income                                        4.3         3.8
                                                  --------    --------
  Total stockholder's equity                           4.3         3.8
                                                  --------    --------
  Total liabilities and stockholder's equity      $1,556.3    $2,200.1
                                                  ========    ========

See notes to financial statements.

                                  SEARS DC CORP.

STATEMENTS OF SHAREHOLDER'S EQUITY
                                           Year Ended December 31,
millions                                 1994        1993        1992
                                       --------   --------    --------
Capital stock                           $   -       $  -        $   -
                                       --------   --------    --------

Capital in excess of par value
Beginning of year                           -        319.1       319.1
Return of capital paid to Sears             -       (319.1)         -
                                       --------   --------    --------
End of year                                 -           -        319.1
                                       --------   --------    --------

Retained income
Beginning of year                          3.8       132.1        92.7
Net income                                 0.5        39.1        39.4
Dividend paid to Sears                      -       (167.4)         -
                                       --------   --------    --------
End of year                                4.3         3.8       132.1
                                       --------   --------    --------


Total shareholder's equity              $  4.3      $  3.8      $451.2
                                       ========   ========    ========

See notes to financial statements.

STATEMENTS OF CASH FLOWS
                                                Year Ended December 31,
millions                                     1994        1993        1992
                                           -------     -------     -------
Cash Flows From Operating Activities
Net income                                   $ 0.5      $ 39.1      $ 39.4
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities
  Net change in accrued interest and
  other assets and accrued interest and
  other liabilities                          (15.9)       31.7        (0.7)
                                            -------     -------     -------
Net cash provided by (used in)
  operating activities                       (15.4)       70.8        38.7

Cash Flows From Investing Activities
Decrease(increase) in notes of SCFCD            -      4,622.4      (914.9)
Decrease(increase) in notes of Sears         641.8    (2,680.9)         -
                                           --------    --------   ---------
Net cash provided by (used in) investing
   activities                                641.8     1,941.5      (914.9)

Cash Flows From Financing Activities
Decrease in commercial paper,
  primarily 90 days or less                     -     (1,840.0)     (225.5)
Proceeds from medium-term notes                 -           -      1,501.0
Repayments of medium-term notes             (626.4)     (257.6)     (405.4)
                                          ---------   ---------    --------
Net cash provided by (used in)
  financing activities                      (626.4)   (2,097.6)      870.1
                                          ---------   ---------    --------

Net decrease in cash and invested cash          -        (85.3)       (6.1)
Cash and invested cash, beginning of year      0.1        85.4        91.5
                                          ---------   ---------   ---------
Cash and invested cash, end of year         $  0.1      $  0.1      $ 85.4
                                          ---------   ---------   ---------

Supplemental Disclosure of Cash Flow Information
Cash paid during the year
  Interest                                  $141.9      $181.7      $230.5
  Income taxes                                11.8        32.1        13.1

 See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sears DC Corp. ("SDC"), a wholly-owned subsidiary of Sears, Roebuck and Co. ("Sears"), was principally engaged in the borrowing in domestic and foreign debt markets and lending the proceeds of such borrowings to certain direct and indirect subsidiaries of Sears in exchange for their unsecured notes. Effective May 26, 1993, the company's name was changed to Sears DC Corp. from Discover Credit Corp.

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

2. BORROWINGS

The medium-term notes are not redeemable except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables. The fair market value of medium-term notes approximated $1,533.8 million and $2,297.5 million at December 31, 1994 and 1993, respectively, based on discounted cash flows using interest rates of comparable borrowings. Selected details of SDC's borrowings are shown below. Weighted average interest rates are based on the actual number of days in the year and borrowings net of unamortized discount.
                                                       December 31,
millions                                             1994        1993
                                                  --------    --------
3.24% to 9.26% medium-term notes due 1994-2012    $1,521.4    $2,147.8
                                                  ========    ========

                                                  1993
                                            --------------------
                                                       Maximum
millions                                    Average  (month-end)
                                            --------------------
Commercial paper outstanding                $  546.8    $1,781.8

                                            Average     Year-end
                                            --------------------
Weighted Interest Rates                      4.02%           -


At December 31, 1994, medium-term note maturities for the next five years were as follows:

                                 1995         $292.7
                                 1996          449.8
                                 1997          335.1
                                 1998          111.3
                                 1999          119.5

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

          (b)  Reports on Form 8-K:
               There were no reports on Form 8-K filed by the Registrant during the 4th Quarter of 1994.

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

March 28, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                            Title                        Date

Alice M. Peterson*           Director, President and           )
                                  Chief Executive Officer      )
                                  (Principal Executive         )
                                   Officer)                    )
                                                               )
                                                               )
Paul D. Melancon*            Vice President and Controller     )March 28, 1995
                                  (Principal Accounting        )
                                   Officer)                    )
                                                               )
                                                               )
Larry R. Raymond*            Vice President and Treasurer      )
                                  (Principal Financial Officer))
                                                               )
James A. Blanda*             Director                          )
                                                               )
                                                               )
James D. Constantine*        Director                          )
                                                               )

*By /s/ PAUL D. MELANCON Individually and as Attorney-in-Fact
    Paul D. Melancon

                              SEARS DC CORP.

                       INDEX TO FINANCIAL STATEMENTS

               YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                  PAGE

STATEMENTS OF INCOME                                                4

STATEMENTS OF FINANCIAL POSITION                                    5

STATEMENTS OF STOCKHOLDER'S EQUITY                                  6

STATEMENTS OF CASH FLOWS                                            7

NOTES TO FINANCIAL STATEMENTS                                     8-9

REPORT OF INDEPENDENT CERTIFIED                                   S-2
 PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholder and Board of Directors
Greenville, DE

We have audited the accompanying Statements of Financial Position of Sears DC Corp. (formerly Discover Credit Corp.) (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of December 31, 1994 and 1993, and the related Statements of Income, Stockholder's Equity and Cash Flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sears DC Corp. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


Deliotte & Touche LLP
Chicago, Illinois
February 24, 1995

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

4(b) $1,850,000,000 Credit Agreement dated as of June 23, 1992, among
     Discover Credit Corp., the Banks Listed therein, The Lead Managers Referred to therein, The Co-Agents Referred to therein, and Chemical Bank, as Agent [Incorporated by reference to Exhibit 4(b) to Quarterly Report of the Registrant on Form 10-Q for the quarter ended June 30, 1992*]

4(c) Forms of fixed rate Medium-Term Note and floating rate Medium-Term Note
     [Incorporated by reference to Exhibits 4.1 and 4.2 to Current Report on Form 8-K of the Registrant dated February 9, 1990*]

4(d) Indenture, dated as of June 1, 1991 between Discover Credit Corp. and
     Bank of Delaware as Trustee [Incorporated by reference to Exhibit 4 to Registration Statement No. 33-40056]

4(e) Forms of fixed rate Medium-Term Note Series II and floating rate Medium-
     Term Note Series II [Incorporated by reference to Exhibits 4.2 and 4.3 to Current Report on Form 8-K of the Registrant dated June 20, 1991*]

4(f) Indenture, dated as of February 15, 1992, between Discover Credit Corp.
     and Harris Trust Company of New York [Incorporated by reference to
     Exhibit 4.1 to Current Report on Form 8-K of the Registrant dated February 28, 1992*]

4(g) Forms of fixed rate Medium Term Note Series III and floating rate Medium
     Term Note Series III [Incorporated by reference to Exhibits 4.2 and 4.3 to Current Report on Form 8-K of the Registrant dated February 28, 1992*]

4(h) The Registrant hereby agrees to furnish the Commission, upon request, with each instrument defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.


_________________________________________
*     SEC File No. 0-17955

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

12    Calculation of ratio of earnings to fixed charges**

23    Consent of Deloitte & Touche LLP**

24    Power of attorney**

28(a) Current Report on Form 8-K of Sears, Roebuck and Co., for January 17,
      1995 [Incorporated by reference, File No. 1-416]

28(b) Current Report on Form 8-K of Sears, Roebuck and Co., for February 7,
      1995 [Incorporated by reference, File No. 1-416]

28(c) Annual Report on Form 10-K of Sears, Roebuck and Co. for the year ended
      December 31, 1994 [Incorporated by reference, File No. 1-416]





______________________________
*    SEC File No. 0-17955
**   Filed herewith

                                                                 Exhibit 12


                                  SEARS DC CORP.
                 CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES


millions

                              Year Ended December 31
                                 1994         1993         1992
NET INCOME                    $   0.5      $  39.1      $  39.4
INCOME TAXES                      0.2         21.0         20.3

FIXED CHARGES, INTEREST
AND RELATED CHARGES             137.3        190.6        236.6

(i)  EARNINGS AVAILABLE FOR
      FIXED CHARGES             138.1        250.7        296.3
(ii) FIXED CHARGES              137.3        190.6        236.6

RATIO OF EARNINGS TO
    FIXED CHARGES (i/ii)        1.005         1.32         1.25

                                                                  Exhibit 23


CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We consent to the incorporation by reference in Registration Statement No. 33-44671 of Sears DC Corp. (formerly Discover Credit Corp.) of our report dated February 24, 1995 appearing in this Annual Report on Form 10-K of Sears DC Corp. for the year ended December 31, 1994.


Deloitte & Touche LLP
Chicago, Illinois
March 28, 1995

                                                                  Exhibit 24


                      POWER OF ATTORNEY



           KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being a director or officer, or both, of SEARS DC CORP., a Delaware corporation (the "Corporation"), does hereby constitute and appoint
JAMES A. BLANDA, ALICE M. PETERSON, LARRY R. RAYMOND, PAUL D. MELANCON, RICHARD F. KOTZ and KEITH E. TROST, with full power to each of them to act alone as the true and lawful attorneys and agents of the undersigned, with full power of substitution and resubstitution to each of said attorneys, to execute, file and deliver any and all instruments and to do any and all acts and things which said attorneys and agents, or any of them, deem advisable to enable the Corporation to comply with the Securities Exchange Act of 1934, as amended, and any requirements of the Securities and Exchange Commission in respect thereto, relating to annual reports on Form 10-K, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his name in the name and on behalf of the Corporation or as a director or officer, or both, of the Corporation, as indicated below opposite his signature, to annual reports on Form 10-K or any amendment or papers supplemental thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.

           IN WITNESS WHEREOF, each of the undersigned has subscribed these presents, as of this 28th day of March, 1995.

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