Form 10-Q
period 1995-03-31
SEARS DC CORP
filed 1995-05-15
CIK 815743

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


  ( X )      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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

                           Yes   ( X )   No    (   )

     As of April 30, 1995, the Registrant had 1,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

     Registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with a reduced disclosure format.

                              SEARS DC CORP.

                INDEX TO QUARTERLY REPORT ON FORM 10-Q



                              March 31, 1995



PART I.  FINANCIAL INFORMATION:                             Page No.

     Item 1.   Financial Statements


          Statements of Financial Position (unaudited)
             March 31, 1995 and 1994 and December 31, 1994      1

          Statements of Income (unaudited)
             Three Months ended March 31, 1995 and 1994         2

          Statements of Cash Flows (unaudited)
             Three Months ended March 31, 1995 and 1994         3

          Notes to Financial Statements (unaudited)             4


     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                    5


PART II.  OTHER INFORMATION:

     Item 6.   Exhibits and Reports on Form 8-K                 6

                                 SEARS DC CORP.

                         PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                  STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

                                           March 31         December 31
millions                             1995          1994        1994

Assets
Notes receivable from
  Sears, Roebuck and Co.          $ 1,574.8     $ 2,055.2    $ 1,552.6
Cash and invested cash                  0.1           0.1          0.1
Accrued interest income
    and other assets                    3.2           5.0          3.6
                                  ---------     ---------    ---------
  Total assets                    $ 1,578.1     $ 2,060.3    $ 1,556.3
                                  =========     =========    =========

Liabilities
Medium-term notes                 $ 1,515.4     $ 1,990.1    $ 1,521.4
Accrued interest expense
  and other liabilities                58.3          66.3         30.6
                                  ---------     ---------    ---------
  Total liabilities                 1,573.7       2,056.4      1,552.0
                                  ---------     ---------    ---------

Stockholder's equity

Capital stock,
  par value $1.00 per share:           --            --           --
  Authorized, issued and
  outstanding, 1,000 shares
Retained income                         4.4           3.9          4.3
                                  ---------     ---------    ---------
  Total stockholder's equity            4.4           3.9          4.3
                                  ---------     ---------    ---------

  Total liabilities and
     stockholder's equity         $ 1,578.1     $ 2,060.3    $ 1,556.3
                                  =========     =========    =========

See notes to financial statements.

                                 SEARS DC CORP.


                             STATEMENTS OF INCOME
                                  (unaudited)


                                         Three Months Ended
                                              March 31
millions                                   1995      1994


Revenues

Earnings on notes of Sears                $ 31.7    $ 38.2
                                          ------    ------
 Total revenues                             31.7      38.2
                                          ------    ------



Expenses

Interest and related expenses               31.5      37.9
Operating expenses                           --        0.1
                                          ------    ------
   Total expenses                           31.5      38.0
                                          ------    ------
Income before income taxes                   0.2       0.2
Income taxes                                 0.1       0.1
                                          ------    ------
Net income                                $  0.1    $  0.1
                                          ======    ======

Ratio of earnings
    to fixed charges                       1.005     1.005



See notes to financial statements.

                                 SEARS DC CORP.

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                                     Three Months Ended
                                                         March 31
 millions                                             1995       1994

Cash flows from operating activities

Net income                                        $    0.1   $    0.1
Adjustments to reconcile net income to
  net cash provided by operating activities:

Net change in accrued interest income and
   other assets and accrued interest expense
   and other liabilities                              28.1       18.4
                                                  --------   --------
   Net cash provided by operating activities          28.2       18.5
                                                  --------   --------

Cash flows from investing activities

(Increase) decrease in notes of
   Sears, Roebuck and Co.                            (22.2)     139.2
                                                  --------   --------
Net cash (used in) provided by investing
   activities                                        (22.2)     139.2
                                                  --------   --------

Cash flows from financing activities

Repayments of medium-term notes                       (6.0)    (157.7)
                                                  --------   --------
   Net cash used in financing activities              (6.0)    (157.7)
                                                  --------   --------

Net increase (decrease) in cash and                   --         --
   invested cash
Cash and invested cash at beginning of period          0.1        0.1
                                                  --------   --------
Cash and invested cash at end of period           $    0.1   $    0.1
                                                  ========   ========

See notes to financial statements.

                                 SEARS DC CORP.
                                ________________


                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)


1.  Financial Statements


Sears DC Corp. ("SDC"), a wholly-owned subsidiary of Sears,
Roebuck and Co. ("Sears"), is principally engaged in the borrowing in domestic and foreign debt markets and lending the proceeds of such borrowings to Sears and certain direct and indirect subsidiaries of Sears in exchange for their unsecured notes. In the last quarter of 1992, SDC stopped selling medium-term notes and in March 1993, SDC discontinued issuing commercial paper.

On March 9, 1993, SDC entered into a loan agreement with Sears for the investment of available funds. The interest rate paid to SDC by Sears under this agreement was designed to produce earnings sufficient to cover SDC's fixed charges
(principally interest on SDC's indebtedness) at least 1.25 times. On March 22, 1994, the agreement was amended to reduce the fixed charge coverage to 1.005. Required payments of principal and interest to SDC under the Sears borrowing agreement will be sufficient to allow SDC to make timely payments of principal and interest to the holders of its securities.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The significant accounting policies used in the presentation of these financial statements are consistent with the summary of significant accounting policies set forth in SDC's Annual Report on Form 10-K for the year ended December 31, 1994, and these financial statements should be read in conjunction with the financial statements and notes found therein. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.

                               SEARS DC CORP.
                               ________________

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

SDC has invested funds in the promissory notes of Sears, which pay interest sufficient to cover SDC's fixed charges
1.005 times, and in highly liquid short-term investments.

SDC discontinued the sale of medium-term notes in the last quarter of 1992. The $1.52 billion in outstanding medium-term notes as of March 31, 1995 are not redeemable prior to their stated maturity except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables of Sears former subsidiary, Dean Witter, Discover & Co.

Results of Operations

Due to the significant reduction in SDC's outstanding debt, interest and related expenses decreased 16.9% to $31.5 million for the three months ended March 31, 1995 from $37.9 million for the same period in 1994. Earnings covered fixed charges 1.005 times for the three months ended March 31, 1995 and 1994.

                                SEARS DC CORP.
                               ________________



                          PART II.  OTHER INFORMATION





Item 6.    Exhibits and Reports on Form 8-K



(a)        Exhibits.

           An Exhibit Index has been filed as part of this Report

            on Page E-1.

(b)        Reports on Form 8-K.

           None.

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



                                          Sears DC Corp.
                                               (Registrant)





                     By:                  Paul D. Melancon
                                          ---------------------
                                          Paul D. Melancon
                                          Vice President and Controller
                                          (authorized officer of
Registrant)


May 15, 1995

                                 EXHIBIT INDEX


                                SEARS DC CORP.


                          Quarter Ended March 31, 1995



Exhibit No.

 4 The Registrant hereby agrees to furnish the commission, upon request, with each instrument defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.

28(a)   Current Report on Form 8-K of Sears, Roebuck and Co., for
        April 20, 1995.  [Incorporated by reference, File No. 1-416]

28(b)   Current report on Form 8-K of Sears, Roebuck and Co., for
        April 25, 1995.  [Incorporated by reference, File No. 1-416]

28(c) Quarterly Report on Form 10-Q of Sears, Roebuck and Co., for the quarter ended April 1, 1995. [Incorporated by reference, File No. 1-416]