Form 10-Q
period 1995-06-30
SEARS DC CORP
filed 1995-08-14
CIK 815743

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


( X )      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

                           Yes   ( X )   No    (   )

     As of July 31, 1995, the Registrant had 1,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with a reduced disclosure format.

                            SEARS DC CORP.

                INDEX TO QUARTERLY REPORT ON FORM 10-Q



                              June 30, 1995



PART I.  FINANCIAL INFORMATION:                                  Page No.

     Item 1.   Financial Statements



          Statements of Financial Position (unaudited)
             June 30, 1995 and 1994 and December 31, 1994            1

          Statements of Income (unaudited)
             Three and Six Months ended June 30, 1995 and 1994       2

          Statements of Cash Flows (unaudited)
             Six Months ended June 30, 1995 and 1994                 3

          Notes to Financial Statements (unaudited)                  4


     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                         5


PART II.  OTHER INFORMATION:

     Item 6.   Exhibits and Reports on Form 8-K                      6

                                 SEARS DC CORP.

                         PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                  STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

                                           June 30          December 31
millions                             1995          1994          1994
Assets
Notes receivable from
  Sears, Roebuck and Co.          $ 1,395.0     $ 1,818.3     $ 1,552.6
Cash and invested cash                  0.1           0.1           0.1
Accrued interest income
    and other assets                    2.8           4.4           3.6
                                  ---------     ---------     ---------
  Total assets                    $ 1,397.9     $ 1,822.8     $ 1,556.3
                                  =========     =========     =========

Liabilities
Medium-term notes                 $ 1,366.0     $ 1,787.1     $ 1,521.4
Accrued interest expense
  and other liabilities                27.3          31.6          30.6
                                  ---------     ---------     ---------
  Total liabilities                 1,393.3       1,818.7       1,552.0
                                  ---------     ---------     ---------

Stockholder's equity

Capital stock,
  par value $1.00 per share:           --            --            --
  Authorized, issued and
  outstanding, 1,000 shares
Retained income                         4.6           4.1           4.3
                                  ---------     ---------     ---------
  Total stockholder's equity            4.6           4.1           4.3
                                  ---------     ---------     ---------

  Total liabilities and
     stockholder's equity         $ 1,397.9     $ 1,822.8     $ 1,556.3
                                  =========     =========     =========

See notes to financial statements.

                                 SEARS DC CORP.


                             STATEMENTS OF INCOME
                                  (unaudited)

                                          Three Months Ended   Six Months Ended
                                               June 30            June 30
millions                                   1995      1994      1995      1994
Revenues
Earnings on notes of Sears                $ 30.4    $ 36.1    $ 62.1   $ 74.3
                                           ------    ------    ------   ------
  Total revenues                            30.4      36.1      62.1     74.3
                                           ------    ------    ------   ------


Expenses

Interest and related expenses               30.3      35.8      61.8     73.7
Operating expenses                           --        0.1       --       0.2
                                           ------    ------    ------   ------
   Total expenses                           30.3      35.9      61.8     73.9
                                           ------    ------    ------   ------
Income before income taxes                   0.1       0.2       0.3      0.4
Income taxes                                 --        --        0.1      0.1
                                           ------    ------    ------   ------
Net income                                $  0.1    $  0.2     $ 0.2   $  0.3
                                           ======    ======    ======   ======

Ratio of earnings
    to fixed charges                       1.005     1.006     1.005    1.006


See notes to financial statements.

                                 SEARS DC CORP.

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                     Six Months Ended
                                                          June 30
 millions                                            1995        1994
Cash flows from operating activities
Net income                                        $    0.2    $    0.3
Adjustments to reconcile net income to
  net cash provided by operating activities:

Net change in accrued interest income and
   other assets and accrued interest expense
   and other liabilities                              (2.5)      (15.7)
                                                  --------    --------
   Net cash used in operating activities              (2.3)      (15.4)
                                                  --------    --------

Cash flows from investing activities
Decrease in notes of
   Sears, Roebuck and Co.                            157.7       376.1
                                                  --------    --------
Net cash provided by investing activities            157.7       376.1
                                                  --------    --------

Cash flows from financing activities

Repayments of medium-term notes                     (155.4)     (360.7)
                                                  --------    --------
   Net cash used in financing activities            (155.4)     (360.7)
                                                  --------    --------

Net increase (decrease) in cash and                   --           --
   invested cash
Cash and invested cash at beginning of period          0.1         0.1
                                                  --------    --------
Cash and invested cash at end of period           $    0.1    $    0.1
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

SDC discontinued the sale of medium-term notes in the last quarter of 1992. The $1.37 billion in outstanding medium-term notes as of June 30, 1995 are not redeemable prior to their stated maturity except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables of Sears former subsidiary, Dean Witter, Discover & Co.

Results of Operations

Due to the significant reduction in SDC's outstanding debt, interest and related expenses decreased 15.5% and 16.2% for the three and six months, respectively, ended June 30, 1995 from the same periods in 1994. Earnings covered fixed charges 1.005 times for the three and six months ended June
30, 1995 compared to 1.006 times for the comparable periods in 1994.

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



                                          Sears DC Corp.
                                               (Registrant)





                     By:                  Paul D. Melancon
                                          ---------------------
                                          Paul D. Melancon
                                          Vice President and Controller
                                          (authorized officer of
                                          Registrant)

August 14, 1995

                                 EXHIBIT INDEX


                                 SEARS DC CORP.


                          Quarter Ended June 30, 1995



Exhibit No.


 4 The Registrant hereby agrees to furnish the commission, upon request, with each instrument defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.

27      Financial Data Schedule.

28(a)   Current Report on Form 8-K of Sears, Roebuck and Co., for
        May 15, 1995.  [Incorporated by Reference, File No. 1-416]

28(b)   Current Report on Form 8-K of Sears, Roebuck and Co., for
        June 1, 1995.  [Incorporated by Reference, File No. 1-416]

28(c)   Current Report on Form 8-K of Sears, Roebuck and Co., for
        June 20, 1995.  [Incorporated by Reference, File No. 1-416]

28(d) Quarterly Report on Form 10-Q of Sears, Roebuck and Co., for the quarter ended April 1, 1995. [Incorporated by reference, File No. 1-416]

28(e) Quarterly Report on Form 10-Q of Sears, Roebuck and Co., for the quarter ended July 1, 1995. [Incorporated by reference, File No. 1-416]