Form 10-K405
period 1995-12-30
SEARS DC CORP
filed 1996-03-29
CIK 815743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                          _______________



                             FORM 10-K



  [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 30, 1995

                                  OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________ to __________

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

Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 29, 1996, the Registrant had 1,000 shares of capital stock outstanding, all of which was held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K and is therefore filing this report with a reduced disclosure format.

               DOCUMENTS INCORPORATED BY REFERENCE

                                          Part of Form 10-K

None

                              PART I

Item 1.   Business.

          Sears DC Corp. ("SDC"), a wholly-owned subsidiary of Sears, Roebuck and Co. ("Sears") organized under the laws of Delaware in January 1987, was formed to borrow in domestic and foreign debt markets and lend the proceeds of such borrowings to Sears and certain direct and indirect subsidiaries of Sears in exchange for their unsecured notes. SDC raised funds through the sale of its medium-term notes and direct placement of commercial paper with corporate and institutional investors. Commercial paper was sold by Sears Roebuck Acceptance Corp., an affiliate of SDC, as agent, with expenses, but no fees, being paid by SDC.

          Historically, the proceeds of SDC's borrowings were loaned to Sears Consumer Financial Corporation of Delaware ("SCFCD"), a wholly-owned subsidiary of Dean Witter, Discover & Co. ("DWDC"), to finance the accounts receivable generated by the Discover Card and consumer installment notes receivable.
However, as a result of the strategic repositioning of Sears in 1993, the business of SDC changed significantly. In the last quarter of 1992, SDC stopped issuing medium-term notes. In March 1993, SDC discontinued issuing commercial paper, and was repaid by SCFCD the amounts outstanding and owing to SDC. In June of 1993, Sears spun-off its 80.1% ownership interest in DWDC to Sears shareholders.

          Under an agreement between SDC and Sears, the interest rate paid by Sears is designed to produce earnings sufficient to cover SDC's fixed charge coverage at least 1.005 times. Required payments of principal and interest to SDC under the Sears borrowing agreement are intended to be sufficient to allow SDC to make timely payments of principal and interest to the holders of its securities.

          The Net Worth Maintenance Agreement between Sears and SDC is still in effect for the benefit of holders of debt securities issued by SDC. This agreement provides for Sears to maintain ownership of and positive stockholder's equity in SDC.

          At February 29, 1996, SDC had no employees on its payroll and its officers and directors consisted of employees of affiliated companies. Its offices are located at 3711 Kennett
Pike, Greenville, Delaware 19807.

Item 2.   Properties.

          None.

Item 3.   Legal Proceedings.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Not applicable.

                                PART II

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters.

          There is no established public trading market for SDC's common stock. As of February 29, 1996, Sears owned all outstanding shares of SDC's common stock. During 1995, there were no dividends declared or paid to Sears by SDC. The Board of Directors of SDC declared a $167.4 million dividend on December 20, 1993 to Sears, payable on December 30, 1993. The Board also approved payment to Sears on December 30, 1993 of $319.1 million out of Capital in Excess of Par Value; such payment is characterized as a dividend under the Delaware General Corporation Law. Payment was effected by reducing SDC's investment in the notes of Sears by $486.5 million.

Item 6.   Selected Financial Data.

          Not applicable.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          Financial Condition

          SDC has invested funds in the promissory notes of Sears, which pay interest sufficient to cover SDC's fixed charges at least 1.005 times, and in highly liquid short-term investments.

          The $1.23 billion in outstanding medium-term notes as of December 30, 1995 are not redeemable prior to their stated maturity except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables of Sears former subsidiary, Dean Witter, Discover & Co.

          The financial information appearing in this annual report on Form 10-K is presented in historical dollars which do not reflect the decline in purchasing power that results from inflation. As is the case for most financial companies, substantially all of SDC's assets and liabilities are monetary in nature. Interest rates on SDC's investment in Sears notes are set to provide for a ratio of earnings to fixed charges of at least 1.005 times. This maintenance mechanism insulates SDC from bearing the effects of inflation-based interest rate increases.

          Results of Operations

          Due to the significant reduction in SDC's outstanding debt, interest and related expenses decreased 15.4% to $116.1 million in 1995 from $137.3 million in 1994 and $190.6 million in 1993. Earnings covered fixed charges 1.005 times in 1995 and 1994 and 1.32 times in 1993. The significant earnings decrease in 1994 from 1993 is due to the reduction in the interest rate on Sears notes to produce earnings sufficient to cover SDC's fixed charges to at least 1.005 from the 1993 amount of at least 1.25 times.

Item 8.   Financial Statements and Supplementary Data.

                         SEARS DC CORP.

STATEMENTS OF INCOME

millions                            1995        1994        1993
                                  -------     -------     -------
Revenues
  Earnings on notes of Sears       $116.8      $138.3      $196.9
  Earnings on notes of SCFCD           -           -         52.6
  Earnings on invested cash            -           -          2.7
                                  -------     -------     -------
   Total revenues                   116.8       138.3       252.2

Expenses
  Interest and related expense      116.1       137.3       190.6
  Operating expenses                  0.1         0.3         1.5
                                  -------     -------     -------

Total expenses                      116.2       137.6       192.1
                                  -------     -------     -------

Income before income taxes            0.6         0.7        60.1
Income taxes                          0.2         0.2        21.0
                                  -------     -------     -------
Net Income                         $  0.4      $  0.5      $ 39.1
                                  =======     =======     =======

Ratio of earnings to fixed charges  1.005       1.005        1.32

See notes to financial statements.

                              SEARS DC CORP.

STATEMENTS OF FINANCIAL POSITION

millions                                      1995        1994
                                           --------    --------
Assets
  Notes of Sears                           $1,258.1    $1,552.6
  Cash and invested cash                        0.1         0.1
  Accrued interest and other assets             2.2         3.6
                                           --------    --------
  Total assets                             $1,260.4    $1,556.3
                                           ========    ========
Liabilities
  Medium-term notes                        $1,228.7    $1,521.4
  Accrued interest and other liabilities       27.0        30.6
                                           --------    --------
   Total liabilities                        1,255.7     1,552.0
                                           --------    --------
Stockholder's Equity
Capital stock, par value $1.00 per share
  1,000 shares authorized and
  outstanding                                    -           -
Retained income                                 4.7         4.3
                                           --------    --------
  Total stockholder's equity                    4.7         4.3
                                           --------    --------
  Total liabilities and stockholder's
   equity                                  $1,260.4    $1,556.3
                                           ========    ========
See notes to financial statements.

                             SEARS DC CORP.

STATEMENTS OF STOCKHOLDER'S EQUITY

millions                            1995       1994        1993
                                 --------   --------    --------
Capital stock                     $   -       $   -       $   -
                                 --------   --------    --------

Capital in excess of par value
Beginning of year                     -           -        319.1
Return of capital paid to Sears       -           -       (319.1)
                                 --------   --------    --------
End of year                           -           -           -
                                 --------   --------    --------

Retained income
Beginning of year                    4.3         3.8       132.1
Net income                           0.4         0.5        39.1
Dividend paid to Sears                -           -       (167.4)
                                 --------   --------    --------
End of year                          4.7         4.3         3.8
                                 --------   --------    --------

Total stockholder's equity        $  4.7      $  4.3      $  3.8
                                 ========   ========    ========
See notes to financial statements.

STATEMENTS OF CASH FLOWS

millions                            1995        1994        1993
                                 --------    --------    --------
Cash Flows From Operating
  Activities

Net income                         $ 0.4      $  0.5      $ 39.1
Adjustments to reconcile net
  income to net cash provided by
  (used in) operating activities:

   Net change in accrued interest
   income and other assets and
   accrued interest expense and
   other liabilities                (2.2)      (15.9)       31.7
                                 --------    --------    --------
Net cash provided by (used in)
  operating activities              (1.8)      (15.4)       70.8

Cash Flows From Investing
  Activities
Decrease in notes of SCFCD            -           -      4,622.4
Decrease (increase) in notes of
   Sears                           294.5       641.8    (2,680.9)
                                 --------    --------   ---------
Net cash provided by (used in)
   investing activities            294.5       641.8     1,941.5
                                 --------    --------   ---------

Cash Flows From Financing
  Activities

Decrease in commercial paper,
  primarily 90 days or less           -           -     (1,840.0)
Repayments of medium-term notes   (292.7)     (626.4)     (257.6)
                                ---------   ---------    --------
Net cash provided by (used in)
  financing activities            (292.7)     (626.4)   (2,097.6)
                                ---------   ---------    --------

Net (decrease) in cash and
  invested cash                       -           -        (85.3)
Cash and invested cash,
  beginning of year                  0.1         0.1        85.4
                                ---------   ---------   ---------
Cash and invested cash,
  end of year                     $  0.1      $  0.1      $  0.1
                                ---------   ---------   ---------


Supplemental Disclosure of Cash Flow Information
Cash paid during the year
  Interest                        $117.6      $141.9      $181.7
  Income taxes                       0.2        11.8        32.1

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

Under an agreement between SDC and Sears, the interest rate paid by Sears is designed to produce earnings sufficient to cover SDC's fixed charge coverage at least 1.005 times. Required payments of principal and interest to SDC under the Sears borrowing agreement are intended to be sufficient to allow SDC to make timely payments of principal and interest to the holders of its securities.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

For 1995, SDC changed its fiscal year to a 52 or 53 week year ending on the Saturday closest to December 31. Fiscal year 1995 ended on December 30, while fiscal years 1994 and 1993 ended on December 31.

Cash and invested cash is defined to include all highly liquid investments with maturities of three months or less. The return of capital and dividend totaling $486.5 million paid to Sears in 1993 were effected through a non-cash transaction as a reduction in SDC's investment in Sears Notes.

The results of operations of SDC are included in the consolidated federal income tax return of Sears. Tax liabilities and benefits are allocated as generated by SDC, whether or not such benefits would be currently available on a separate return basis. Taxes are provided based on the statutory federal income tax rate.

2. BORROWINGS

The medium-term notes are not redeemable except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables. The fair market value of medium-term notes approximated $1,328.2 million and $1,533.8 million at December 30, 1995 and December 31, 1994, respectively, based on discounted cash flows using interest rates of comparable borrowings. Selected details of SDC's borrowings are shown below.

millions                                  1995        1994
                                       --------    --------
7.57% to 9.26% medium-term notes
due 1995-2012                          $1,228.7    $1,521.4
                                       ========    ========

At December 30, 1995, medium-term note maturities for the next five years were as follows:

                       1996          449.8
                       1997          335.1
                       1998          111.3
                       1999          119.5
                       2001          135.5

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

         (b)   Reports on Form 8-K:

               There were no reports on Form 8-K filed by the Registrant during the 4th Quarter of 1995.

                           SIGNATURES
                           ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SEARS DC CORP.
                         (Registrant)

                         By     /s/ PAUL D. MELANCON
                              Vice President and Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                      Title               Date
---------                      -----               ----

Alice M. Peterson*    Director, President and  )
                      Chief Executive Officer  )
                      (Principal Executive     )
                       Officer)                )
                                               )
                                               )
Paul D. Melancon*     Vice President and       )
                      Controller               ) March 29, 1996
                      (Principal Accounting    )
                       Officer)                )
                                               )
                                               )
Larry R. Raymond*     Vice President and       )
                      Treasurer (Principal     )
                      Financial Officer)       )
                                               )
James A. Blanda*      Director                 )
                                               )
                                               )
James D. Constantine* Director                 )
                                               )

*By /s/ PAUL D. MELANCON Individually and as Attorney-in-Fact
    Paul D. Melancon

                          SEARS DC CORP.

                  INDEX TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND 1993

                                                 PAGE
                                                 ----

STATEMENTS OF INCOME                               4

STATEMENTS OF FINANCIAL POSITION                   5

STATEMENTS OF STOCKHOLDER'S EQUITY                 6

STATEMENTS OF CASH FLOWS                           7

NOTES TO FINANCIAL STATEMENTS                    8-9

INDEPENDENT AUDITORS' REPORT                     S-2

INDEPENDENT AUDITORS' REPORT


To the Stockholder and Board of Directors
Greenville, DE

We have audited the accompanying Statements of Financial Position of Sears DC Corp. (formerly Discover Credit Corp.) (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of December 30, 1995 and December 31, 1994, and the related Statements of Income, Stockholder's Equity and Cash Flows for each of the three years in the period ended December 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sears DC Corp. as of December 30, 1995 and December 31, 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 1995, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Chicago, Illinois
March 11, 1996

                        EXHIBIT INDEX
                        -------------

3(a) Certificate of Incorporation of Discover Credit Corp. dated
     January 9, 1987 [Incorporated by reference to Exhibit 3(a) to Form 10 of the Registrant (Form 10)*]

3(b) Amendment to Certificate of Incorporation of Discover Credit
     Corp. dated April 9, 1987 [Incorporated by reference to
     Exhibit 3(b) to Form 10*]

3(c) By-laws of Discover Credit Corp., as amended to February 6,
     1996**

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

4(e) Forms of fixed rate Medium-Term Note Series II and floating rate Medium-Term Note Series II [Incorporated by reference to Exhibits 4.2 and 4.3 to Current Report on Form 8-K of the
     Registrant dated June 20, 1991*]

4(f) Indenture, dated as of February 15, 1992, between Discover
     Credit Corp. and Harris Trust Company of New York
     [Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of the Registrant dated February 28, 1992*]

4(g) Forms of fixed rate Medium-Term Note Series III and floating rate Medium-Term Note Series III [Incorporated by reference to Exhibits 4.2 and 4.3 to Current Report on Form
     8-K of the Registrant dated February 28, 1992*]

4(h) The Registrant hereby agrees to furnish the Commission, upon request, with each instrument defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.

_________________________________________

*     SEC File No. 0-17955
**    Filed herewith

10(a) Letter Agreement dated March 9, 1993 between Sears,
      Roebuck and Co. and Discover Credit Corp. [Incorporated by reference to Exhibit 10(g) to Annual Report on Form 10-K of the Registrant for the year ended December 31, 1992*]

10(b) Amendment dated March 22, 1994 to letter Agreement dated
      March 9, 1993 between Sears, Roebuck and Co. and Discover Credit Corp. [Incorporated by reference to Exhibit 10(b) to Annual Report on Form 10-K of the Registrant for the year ended December 31, 1994*]

12   Calculation of ratio of earnings to fixed charges**

23   Consent of Deloitte & Touche LLP**

24   Power of attorney**

27   Financial Data Schedule**

99(a) Current Report on Form 8-K of Sears, Roebuck and Co., for
      February 7, 1996 [Incorporated by reference, File No.
      1-416]

99(b) Annual Report on Form 10-K of Sears, Roebuck and Co. for the year ended December 30, 1995 [Incorporated by reference, File No. 1-416]

______________________________

*    SEC File No. 0-17955
**   Filed herewith