Form 10-Q
period 1996-03-30
SEARS DC CORP
filed 1996-05-14
CIK 815743

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                  FORM 10-Q


  ( X )      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1996


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

                           Yes   ( X )   No    (   )

     As of April 30, 1996, the Registrant had 1,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with a reduced disclosure format.

                              SEARS DC CORP.

                INDEX TO QUARTERLY REPORT ON FORM 10-Q

                              March 30, 1996

PART I.  FINANCIAL INFORMATION:                              Page No.

     Item 1.   Financial Statements

          Statements of Financial Position (unaudited)
             March 30, 1996 and March 31, 1995
             and December 30, 1995                               1

          Statements of Income (unaudited)
             Three Months ended March 30, 1996
             and March 31, 1995                                  2

          Statements of Cash Flows (unaudited)
             Three Months ended March 30, 1996
             and March 31, 1995                                  3

          Notes to Financial Statements (unaudited)              4

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                     5

PART II.  OTHER INFORMATION:

     Item 6.   Exhibits and Reports on Form 8-K                  6

                                 SEARS DC CORP.

                         PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                    STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

                                  March 30,     March 31,     December 30,
millions                             1996          1995         1995
                                  ---------     ---------     ---------
Assets

Notes of Sears                    $ 1,139.9     $ 1,574.8     $ 1,258.1
Cash and invested cash                  0.1           0.1           0.1
Accrued interest and
    other assets                        1.9           3.2           2.2
                                  ---------     ---------     ---------
  Total assets                    $ 1,141.9     $ 1,578.1     $ 1,260.4
                                  =========     =========     =========

Liabilities

Medium-term notes                 $ 1,090.2     $ 1,515.4     $ 1,228.7
Accrued interest and
  other liabilities                    46.9          58.3          27.0
                                  ---------     ---------     ---------
  Total liabilities                 1,137.1       1,573.7       1,255.7
                                  ---------     ---------     ---------

Stockholder's equity

Capital stock,
  par value $1.00 per share
  1,000 shares authorized and
  outstanding                            -             -             -
Retained income                         4.8           4.4           4.7
                                  ---------     ---------     ---------
  Total stockholder's equity            4.8           4.4           4.7
                                  ---------     ---------     ---------
  Total liabilities and
     stockholder's equity         $ 1,141.9     $ 1,578.1     $ 1,260.4
                                  =========     =========     =========

See notes to financial statements.

                                 SEARS DC CORP.

                             STATEMENTS OF INCOME

                                  (unaudited)

                                         Three Months Ended
                                         March 30,  March 31,
millions                                    1996      1995
                                          -------    -------
Revenues

Earnings on notes of Sears                $  25.9    $  31.7
                                          -------    -------
   Total revenues                            25.9       31.7
                                          -------    -------

Expenses

Interest and related expenses                25.7       31.5
                                          -------    -------
   Total expenses                            25.7       31.5
                                          -------    -------
Income before income taxes                    0.2        0.2
Income taxes                                  0.1        0.1
                                          -------    -------
Net income                                $   0.1    $   0.1
                                          =======    =======

Ratio of earnings
    to fixed charges                       1.005      1.005

See notes to financial statements.

                                 SEARS DC CORP.

                            STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                                  Three Months Ended
                                                 March 30,   March 31,
millions                                           1996        1995
                                                 ---------   ---------
Cash flows from operating activities

Net income                                        $    0.1    $    0.1
Adjustments to reconcile net income to
  net cash provided by (used in) operating activities

Net change in accrued interest income and
  other assets and accrued interest expense
  and other liabilities                               20.2        28.1
                                                  --------    --------
Net cash provided by operating activities             20.3        28.2
                                                  --------    --------
Cash flows from investing activities

Decrease (increase) in notes of Sears                118.2       (22.2)
                                                  --------    --------
Net cash provided by (used in) investing
  activities                                         118.2       (22.2)
                                                  --------    --------
Cash flows from financing activities

Repayments of medium-term notes                     (138.5)       (6.0)
                                                  --------    --------
Net cash (used in) financing activities             (138.5)       (6.0)
                                                  --------    --------
Net increase (decrease) in cash and
  invested cash                                         -           -
Cash and invested cash at beginning of period          0.1         0.1
                                                  --------    --------
Cash and invested cash at end of period           $    0.1    $    0.1
                                                  ========    ========

See notes to financial statements.

                                 SEARS DC CORP.
                                ________________

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

1.  Financial Statements

Sears DC Corp. ("SDC"), a wholly-owned subsidiary of Sears, Roebuck and Co. (Sears), was principally engaged in borrowing in domestic and foreign debt markets and lending the proceeds of such borrowings to Sears and certain direct and indirect subsidiaries of Sears in exchange for their unsecured notes. In the last quarter of 1992, SDC stopped selling medium-term notes and in March 1993, SDC discontinued issuing commerical paper.

Under an agreement between SDC and Sears, the interest rate paid by Sears is designed to produce earnings sufficient to cover SDC's fixed charge coverage at least 1.005 times. Required payments of principal and interest to SDC under the Sears borrowing agreement are intended to be sufficient to allow SDC to make timely payments of principal and interest to the holders of its securities.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The significant accounting policies used in the presentation of these financial statements are consistent with the summary of significant accounting policies set forth in SDC's Annual Report on Form 10-K for the year ended December 30, 1995, and these financial statements should be read in conjunction with the financial statements and notes found therein. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.

                                SEARS DC CORP.
                               ________________

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SDC has invested funds in the promissory notes of Sears, which pay interest sufficient to cover SDC's fixed charges at least 1.005 times, and in highly liquid short-term investments.

SDC discontinued the sale of medium-term notes in the last quarter of 1992.
The $1.09 billion in outstanding medium-term notes as of March 30, 1996 are not redeemable prior to their stated maturity except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables of Sears former subsidiary, Dean Witter, Discover & Co.

Results of Operations

Due to the significant reduction in SDC's outstanding debt, interest and related expenses decreased 18.4% to $25.7 million for the three months ended March 30, 1996 from $31.5 million for the three months ended March 31, 1995. Earnings covered fixed charges 1.005 times for the three months ended March 30, 1996 and March 31, 1995.

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

                                          Sears DC Corp.
                                               (Registrant)

                     By:                /s/  Paul D. Melancon
                                       -----------------------
                                          Paul D. Melancon
                                          Vice President and Controller
                                          (authorized officer of
                                          Registrant)

May 14, 1996

                                      E-1

                                 EXHIBIT INDEX

                                 SEARS DC CORP.

                          Quarter Ended March 30, 1996

Exhibit No.

     4 The Registrant hereby agrees to furnish the commission, upon request, with each instrument defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.

    27      Financial date schedule.

    28 Quarterly Report on Form 10-Q of Sears, Roebuck and Co., for the quarter ended March 30, 1996. [Incorporated by reference, File No. 1-416]