Form 10-Q
period 1996-06-29
SEARS DC CORP
filed 1996-08-13
CIK 815743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549





				   FORM 10-Q



  ( X )      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		   THE SECURITIES EXCHANGE ACT OF 1934
	       FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1996

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

		    Yes   ( X )   No    (   )

     As of July 29, 1996, the Registrant had 1,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

     Registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with a reduced disclosure format.

			      SEARS DC CORP.

		INDEX TO QUARTERLY REPORT ON FORM 10-Q

			      June 29, 1996

PART I.  FINANCIAL INFORMATION:                       Page No.

     Item 1.   Financial Statements

	  Statements of Financial Position (unaudited)
	     June 29, 1996 and June 30, 1995
	     and December 30, 1995                       1

	  Statements of Income (unaudited)
	     Three Months ended June 29, 1996
	     and June 30, 1995                           2

	  Statements of Cash Flows (unaudited)
	     Six Months ended June 29, 1996
	     and June 30, 1995                           3

	  Notes to Financial Statements (unaudited)      4


     Item 2.   Management's Discussion and Analysis
	       of Financial Condition and Results
	       of Operations                             5


PART II.  OTHER INFORMATION:

     Item 6.   Exhibits and Reports on Form 8-K          6

				     - 1 -

				 SEARS DC CORP.

			 PART I.  FINANCIAL INFORMATION

			 ITEM 1.  FINANCIAL STATEMENTS

		    STATEMENTS OF FINANCIAL POSITION (UNAUDITED)


			     June 29,      June 30,      December 30,
millions                       1996          1995           1995
Assets

Notes of Sears               $ 1,064.5     $ 1,395.0      $ 1,258.1
Cash and invested cash             0.1           0.1            0.1
Accrued interest and
     other assets                  1.6           2.8            2.2
  Total assets               $ 1,066.2     $ 1,397.9      $ 1,260.4


Liabilities

Medium-term notes            $ 1,038.9     $ 1,366.0      $ 1,228.7
Accrued interest and
     other liabilities            22.4          27.3           27.0
  Total liabilities            1,061.3       1,393.3        1,255.7


Stockholder's equity

Capital stock,
  par value $1.00 per share
  1,000 shares authorized and
  outstanding                       -             -              -
Retained income                    4.9           4.6            4.7
  Total stockholder's equity       4.9           4.6            4.7
  Total liabilities and
     stockholder's equity    $ 1,066.2     $ 1,397.9      $ 1,260.4

See notes to financial statements.

				     - 2 -

				 SEARS DC CORP.

			      STATEMENTS OF INCOME
				  (unaudited)

			     Three Months Ended     Six Months Ended
			     June 29,   June 30,    June 29,  June 30,
millions                       1996       1995        1996      1995
Revenues
Earnings on notes of Sears    $ 23.0     $ 30.4      $48.9     $ 62.1

  Total revenues                23.0       30.4       48.9       62.1


Expenses
Interest and related expenses   22.9       30.3       48.6       61.8
   Total expenses               22.9       30.3       48.6       61.8

Income before income taxes       0.1        0.1        0.3        0.3
Income taxes                      -          -         0.1        0.1
Net income                    $  0.1     $  0.1       $0.2     $  0.2

Ratio of earnings
    to fixed charges           1.005      1.005      1.005      1.005

See notes to financial statements.

				  - 3 -

			      SEARS DC CORP.

			 STATEMENTS OF CASH FLOWS
			       (unaudited)



					     Six Months Ended
					     June 29,  June 30,
 millions                                      1996      1995

Cash flows from operating activities
Net income                                     $ 0.2     $ 0.2
Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities

Net change in accrued interest income and
  other assets and accrued interest expense
  and other liabilities                         (4.1)     (2.5)
Net cash (used in) operating activities         (3.9)     (2.3)

Cash flows from investing activities

Decrease in notes of Sears                     193.7     157.7
Net cash provided by investing activities      193.7     157.7

Cash flows from financing activities
Repayments of medium-term notes               (189.8)   (155.4)
Net cash (used in) financing activities       (189.8)   (155.4)
Net increase (decrease) in cash and
  invested cash                                   -         -
Cash and invested cash at beginning of period    0.1       0.1
Cash and invested cash at end of period        $ 0.1     $ 0.1

See notes to financial statements.

				 SEARS DC CORP.

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

SDC discontinued the sale of medium-term notes in the last quarter of 1992. The $1.04 billion in outstanding medium-term notes as of June 29, 1996 are not redeemable prior to their stated maturity except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables of Sears former subsidiary, Dean Witter, Discover & Co.

Results of Operations

Due to the significant reduction in SDC's outstanding debt, interest and related expenses decreased from the comparible periods in the prior year 24.4% and 21.4% for the three and six months, respectively, ended June 29, 1996. Earnings covered fixed charges 1.005 times for the three and six months ended June 29, 1996 and June 30, 1995.

				SEARS DC CORP.

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





					  Sears DC Corp.
					  (Registrant)






		     By:                  /s/ Paul D. Melancon
					  Paul D. Melancon
					  Vice President and Controller
					  (authorized officer of
					  Registrant)



August 13, 1996

				 EXHIBIT INDEX

				 SEARS DC CORP.

			  Quarter Ended June 29, 1996


Exhibit No.

 4 The Registrant hereby agrees to furnish the commission, upon request, with each instrument defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.

27      Financial data schedule.

28      Current report on Form 8-K of Sears, Roebuck and Co., for
	July 18, 1996.   [Incorporated by reference, File No. 1-416]

28(a) Quarterly Report on Form 10-Q of Sears, Roebuck and Co., for the quarter ended June 29, 1996. [Incorporated by reference, File No. 1-416]