Form 10-Q
period 1996-09-28
SEARS DC CORP
filed 1996-11-08
CIK 815743

[TEXT]

				UNITED STATES
		     SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549


				   FORM 10-Q


  ( X )      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		     THE SECURITIES EXCHANGE ACT OF 1934
	      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1996

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

			   Yes   ( X )   No    (   )

     As of October 31, 1996, the Registrant had 1,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

     Registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with a reduced disclosure format.

			      SEARS DC CORP.

		INDEX TO QUARTERLY REPORT ON FORM 10-Q


			    September 28, 1996



PART I.  FINANCIAL INFORMATION:                             Page No.

     Item 1. Financial Statements


	     Statements of Financial Position (unaudited)
		September 28, 1996, September 30, 1995
		and December 30, 1995                           1

	     Statements of Income (unaudited)
		Three and Nine Months ended September 28, 1996
		and September 30, 1995                          2

	     Statements of Cash Flows (unaudited)
		Nine Months ended September 28, 1996
		and September 30, 1995                          3

	     Notes to Financial Statements (unaudited)          4



     Item 2. Management's Discussion and Analysis
	     of Financial Condition and Results
	     of Operations                                      5



PART II.  OTHER INFORMATION:

     Item 6. Exhibits and Reports on Form 8-K                   6

				     - 1 -

				 SEARS DC CORP.

			 PART I.  FINANCIAL INFORMATION

			 ITEM 1.  FINANCIAL STATEMENTS

		    STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
				  Sept. 28,      Sept. 30,     Dec. 30,
millions                            1996           1995          1995
Assets

Notes of Sears                    $   825.5      $ 1,299.4     $ 1,258.1
Cash and invested cash                  0.1            0.1           0.1
Accrued interest and
  other assets                          1.5            2.5           2.2

  Total assets                    $   827.1      $ 1,302.0     $ 1,260.4


Liabilities
Medium-term notes                 $   788.5      $ 1,243.7     $ 1,228.7
Accrued interest and
  other liabilities                    33.7           53.7          27.0

  Total liabilities                   822.2        1,297.4       1,255.7


Stockholder's equity

Capital stock,
  par value $1.00 per share
  1,000 shares authorized and
  outstanding                            -              -             -
Retained income                         4.9            4.6           4.7

  Total stockholder's equity            4.9            4.6           4.7


  Total liabilities and
    stockholder's equity          $   827.1      $ 1,302.0     $ 1,260.4


See notes to financial statements.

				     - 2 -

				 SEARS DC CORP.


			      STATEMENTS OF INCOME
				  (unaudited)

				   Three Months Ended     Nine Months Ended
				   Sept. 28, Sept. 30,    Sept. 28, Sept. 30,
millions                             1996      1995         1996      1995

Revenues

Earnings on notes of Sears         $  19.3   $  27.8      $ 68.2    $  89.9

  Total revenues                      19.3      27.8        68.2       89.9


Expenses

Interest and related expenses         19.2      27.6        67.8       89.4

  Total expenses                      19.2      27.6        67.8       89.4

Income before income taxes             0.1       0.2         0.4        0.5
Income taxes                            -         -          0.2        0.2

Net income                         $   0.1   $   0.2      $  0.2    $   0.3


Ratio of earnings
  to fixed charges                   1.005     1.005       1.005      1.005


See notes to financial statements.

				     - 3 -

				 SEARS DC CORP.

			    STATEMENTS OF CASH FLOWS
				  (unaudited)

					       Nine Months Ended
					     Sept. 28,    Sept. 30,
millions                                       1996         1995
Cash flows from operating activities

Net income                                   $    0.2     $  0.3
Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities

Net change in accrued interest income and
  other assets and accrued interest expense
  and other liabilities                           7.4       24.2

Net cash provided by operating activities         7.6       24.5


Cash flows from investing activities

Decrease in notes of Sears                      432.6      253.2

Net cash provided by investing activities       432.6      253.2


Cash flows from financing activities

Repayments of medium-term notes                (440.2)    (277.7)

Net cash (used in) financing activities        (440.2)    (277.7)


Net increase (decrease) in cash and
  invested cash                                    -          -
Cash and invested cash at beginning of period     0.1        0.1

Cash and invested cash at end of period      $    0.1     $  0.1


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

The $789 million in outstanding medium-term notes as of September 28, 1996 are not redeemable prior to their stated maturity except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables of Sears former subsidiary, Dean Witter, Discover & Co.

Results of Operations

Due to the significant reduction in SDC's outstanding debt, interest and related expenses decreased 30.4% to $19.2 million and 24.2% to $67.8 million for the three- and nine month periods ended September 28, 1996, respectively, from the comparable 1995 periods. Earnings covered fixed charges 1.005 times for the three and nine months ended September 28, 1996 and September 30, 1995.

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



					  Sears DC Corp.
					  (Registrant)






		     By: /s/ William K. Phelan

					     William K. Phelan
					     Vice President and Controller
					     (authorized officer of
					      Registrant)



November 8, 1996

				 EXHIBIT INDEX


				 SEARS DC CORP.


			  Quarter Ended September 28, 1996



Exhibit No.


4      The Registrant hereby agrees to furnish the commission,
	upon request, with each instrument defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.

27      Financial data schedule.

28(a)   Current report on Form 8-K of Sears, Roebuck and Co., for
	October 16, 1996.  [Incorporated by reference, File No. 1-416]

28(b) Quarterly Report on Form 10-Q of Sears, Roebuck and Co., for the quarter ended September 28, 1996. [Incorporated by reference, File No. 1-416]