Form 10-K405
period 1996-12-28
SEARS DC CORP
filed 1997-03-25
CIK 815743

UNITED STATES
		  SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C.  20549
			    _______________
			       FORM 10-K
[x]                    ANNUAL REPORT PURSUANT TO
   SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For
	       the fiscal year ended December 28, 1996

				 OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
		   OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from __________ to __________

		    Commission file number  0-17955

			     SEARS DC CORP.
       (Exact name of registrant as specified in its charter)

       Delaware                                     36-3533346
(State of Incorporation)               (I.R.S. Employer Identification No.)

3711 Kennett Pike, Greenville,Delaware                19807
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  302/888-3114

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock par value $1.00 per share

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

As of February 28, 1997, the Registrant had 1,000 shares of capital stock outstanding, all of which was held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this report with a reduced disclosure format.

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

      Under an agreement between SDC and Sears, the interest rate paid by Sears is designed to produce earnings sufficient to cover SDC's fixed charges at least 1.005 times. Required payments of principal and interest to SDC under the Sears borrowing agreement are intended to be sufficient to allow SDC to make timely payments of principal and interest to the holders of its securities.

     The Net Worth Maintenance Agreement between Sears and SDC is still in effect for the benefit of holders of debt securities issued by SDC. This agreement provides for Sears to maintain ownership of and positive stockholder's equity in SDC.

      At February 28, 1997, SDC had no employees on its payroll and its officers and directors consisted of employees of affiliated companies. Its offices are located at 3711 Kennett Pike, Greenville, Delaware 19807.

Item 2.     Properties.

	    None.


Item 3.     Legal Proceedings.

	    None.


Item 4.     Submission of Matters to a Vote of Security Holders.

	    Not applicable.

			      PART II


Item 5.     Market for Registrant's Common Equity and Related Stockholder
	    Matters.

	    There is no established public trading market for SDC's common stock. As of February 28, 1997, Sears owned all outstanding shares of SDC's common stock. During 1996, there were no dividends declared or paid to Sears by SDC.


Item 6.     Selected Financial Data.

	    Not applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	    Financial Condition

   SDC has invested funds in the promissory notes of Sears, which pay interest sufficient to cover SDC's fixed charges at least 1.005 times and in highly liquid short-term investments.

   The $778.9 million in outstanding medium-term notes as of Decembr 28, 1996 are not redeemable prior to their stated maturity except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables of Sears former subsidiary, Dean Witter, Discover & Co.

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


	    Results of Operations

   Interest and related expenses decreased 27.3% to $84.4 million in 1996 from $116.1 million in 1995. In 1995 interest and related expenses decreased 15.4% to $116.1 million from $137.3 million in 1994. Earnings covered fixed charges 1.006 times in 1996, and 1.005 times in 1995 and 1994, respectively.


Item 8.    Financial Statements and Supplementary Data.

			     SEARS DC CORP.

STATEMENTS OF INCOME

millions                                1996         1995        1994
Revenues
Earnings on notes of Sears            $  85.0      $ 116.8      $ 138.3

Total revenues                           85.0        116.8        138.3

Expenses
Interest and related expense             84.4        116.1        137.3
Operating expenses                        0.1          0.1          0.3

Total expenses                           84.5        116.2        137.6

Income before income taxes                0.5          0.6          0.7
Income taxes                              0.2          0.2          0.2

Net Income                            $   0.3      $   0.4      $   0.5

Ratio of earnings to fixed charges      1.006        1.005        1.005

See notes to financial statements.

			    SEARS DC CORP.

STATEMENTS OF FINANCIAL POSITION

millions                                             1996          1995
Assets
    Notes of Sears                                $  799.2       $1,258.1
    Cash and invested cash                             0.1            0.1
    Accrued interest and other assets                  1.3            2.2

    Total assets                                  $  800.6       $1,260.4



Liabilities
    Medium-term notes                             $  778.9       $1,228.7
    Accrued interest and other liabilities            16.7           27.0

    Total liabilities                                795.6        1,255.7


Stockholder's Equity
Capital stock, par value $1.00 per share
    1,000 shares authorized and outstanding             -              -
Retained income                                        5.0            4.7

    Total stockholder's equity                         5.0            4.7

    Total liabilities and stockholder's equity    $  800.6       $1,260.4


See notes to financial statements.

			    SEARS DC CORP.

STATEMENTS OF STOCKHOLDER'S EQUITY

millions                                 1996         1995        1994
Capital stock                          $   -         $   -       $   -

Captial in excess of par value             -             -           -


Retained income
Beginning of year                         4.7           4.3         3.8
Net income                                0.3           0.4         0.5
Dividend paid to Sears                     -             -           -

End of year                               5.0           4.7         4.3

Total stockholder's equity             $  5.0        $  4.7      $  4.3



See notes to financial statements.


			STATEMENTS OF CASH FLOWS

millions                                          1996        1995        1994
Cash Flows From Operating Activities
Net income                                    $   0.3     $   0.4     $   0.5
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:

  Net change in accrued interest income and
  other assets and accrued interest expense
  and other liabilities                          (9.4)       (2.2)      (15.9)

Net cash used in operating activities            (9.1)       (1.8)      (15.4)

Cash Flows From Investing Activities
Decrease in notes of Sears                      458.9       294.5       641.8

Net cash provided by investing activities       458.9       294.5       641.8


Cash Flows From Financing Activities
Repayments of medium-term notes                (449.8)     (292.7)     (626.4)

Net cash used in financing activites           (449.8)     (292.7)     (626.4)


Net increase (decrease) in cash and
invested cash                                      -           -           -
Cash and invested cash, beginning of year         0.1         0.1         0.1

Cash and invested cash, end of year           $   0.1     $   0.1     $   0.1


Supplemental Disclosure of Cash Flow Information
Cash paid during the year
  Interest                                    $  94.1     $ 117.6     $ 141.9
  Income taxes                                    0.2         0.2        11.8


 See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SDC, a wholly-owned subsidiary of Sears, was principally engaged in borrowing in domestic and foreign debt markets and lending the proceeds of such borrowings to Sears and certain direct and indirect subsidiaries of Sears in exchange for their unsecured notes.

Under an agreement between SDC and Sears, the interest rate paid by Sears is designed to produce earnings sufficient to cover SDC's fixed charges at least 1.005 times. Required payments of principal and interest to SDC under the Sears borrowing agreement are intended to be sufficient to allow SDC to make timely payments of principal and interest to the holders of its securities.

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

The fiscal year for SDC ends on the last Saturday in December. Fiscal year 1996 ended on December 28, fiscal year 1995 ended on December 30, and fiscal year 1994 ended on December 31.

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



2. BORROWINGS

The medium-term notes are not redeemable except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables. The fair market value of medium-term notes approximated
$814.0 million and $1,328.2 million at December 28, 1996 and December 30, 1995, respectively, based on discounted cash flows using interest rates of comparable borrowings. Selected details of SDC's borrowings are shown below.


millions
						       1996         1995
7.67% to 9.26% medium-term notes due through 2012    $  778.9     $1,228.7


At December 28, 1996, medium-term note maturities for the next five years were as follows:
				 1997        $ 335.1
				 1998          111.3
				 1999          119.5
				 2001          135.5
				 Thereafter     77.5

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

     (b)    Reports on Form 8-K:
		There were no reports on Form 8-K filed by the Registrant during the 4th Quarter of 1996.

			      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.


			      SEARS DC CORP.
			       (Registrant)

					    By: /s/ William K. Phelan
					    Vice President and Controller


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                                 Title                   Date


/s/ ALICE M. PETERSON        Director, President and       )
Alice M. Peterson*           Chief Executive Officer       )
			     (Principal Executive Officer) )
							   )
							   )
/s/ WILLIAM K. PHELAN        Vice President and Controller )  March 24, 1997
William K. Phelan*           (Principal Accounting Officer))
							   )
							   )
/s/ LARRY R. RAYMOND         Vice President and Treasurer  )
Larry R. Raymond*            (Principal Financial Officer) )
							   )
							   )
/s/ JAMES A. BLANDA           Director                     )
James A. Blanda*                                           )
							   )
							   )
/s/ JAMES D. CONSTANTINE      Director                     )
James D. Constantine*                                      )
							   )

*By: /s/WILLIAM K. PHELAN     Individually and as Attorney-in-Fact
	William K. Phelan

			   SEARS DC CORP.

		    INDEX TO FINANCIAL STATEMENTS

     YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995 AND DECEMBER 31, 1994



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

INDEPENDENT AUDITORS' REPORT                                    S-2

INDEPENDENT AUDITORS' REPORT

To the Stockholder and Board of Directors
Greenville, DE


We have audited the accompanying Statements of Financial Position of Sears DC Corp. (formerly Discover Credit Corp.) (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of December 28, 1996 and December 30, 1995, and the related Statements of Income, Stockholder's Equity and Cash Flows for each of the three years in the period ended December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


In our opinion, such financial statements present fairly, in all material respects, the financial position of Sears DC Corp. as of December 28, 1996 and December 30, 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 1996, in conformity with generally accepted accounting principles.








/s/ Deloitte & Touche LLP
Chicago, Illinois
March 10, 1997

			    EXHIBIT INDEX


3(a) Certificate of Incorporation of Discover Credit Corp. dated January 9,
     1987 [Incorporated by reference to Exhibit 3(a) to Form 10 of the Registrant (Form 10)*]

3(b) Amendment to Certificate of Incorporation of Discover Credit Corp.
     dated April 9, 1987 [Incorporated by reference to Exhibit 3(b) to
     Form 10*]

3(c) Certificate of Amendment of Certificate of Incorporation dated May 21,
     1993 to change the name of Discover Credit Corp. to Sears DC Corp.**

3(d) By-laws of Sears DC Corp., as amended to February 6, 1996 [Incorporated by reference to exhibit 3(c) on Form 10-K of the registrant for the year ended December 30, 1995*]

4(a) Net Worth Maintenance Agreement between Discover Credit Corp. and Sears,
     Roebuck and Co., dated as of November 13, 1987 [Incorporated by reference to Exhibit 4 to Form 10*]

4(b) Forms of fixed rate Medium-Term Note and floating rate Medium-Term Note
     [Incorporated by reference to Exhibits 4.1 and 4.2 to Current Report on Form 8-K of the Registrant dated February 9, 1990*]

4(c) Indenture, dated as of June 1, 1991 between Discover Credit Corp. and
     Bank of Delaware as Trustee [Incorporated by reference to Exhibit 4 to Registration Statement No. 33-40056]

4(d) Forms of fixed rate Medium-Term Note Series II and floating rate
     Medium-Term Note Series II [Incorporated by reference to Exhibits
     4.2 and 4.3 to Current Report on Form 8-K of the Registrant dated June 20, 1991*]

4(e) Indenture, dated as of February 15, 1992, between Discover Credit Corp.
     and Harris Trust Company of New York [Incorporated by reference to
     Exhibit 4.1 to Current Report on Form 8-K of the Registrant dated February 28, 1992*]

4(f) Forms of fixed rate Medium-Term Note Series III and floating rate
     Medium-Term Note Series III [Incorporated by reference to Exhibits
     4.2 and 4.3 to Current Report on Form 8-K of the Registrant dated February 28, 1992*]

4(g) The Registrant hereby agrees to furnish the Commission, upon request, with each instrument defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.


_________________________________________
*     SEC File No. 0-17955
**    Filed herewith

10(a) Letter Agreement dated March 9, 1993 between Sears,Roebuck and Co. and Discover Credit Corp. [Incorporated by reference to Exhibit 10(g) to Annual Report on Form 10-K of the Registrant for the year ended December 31, 1992*]

10(b) Amendment dated March 22, 1994 to letter Agreement dated March 9, 1993 between Sears, Roebuck and Co. and Discover Credit Corp. [Incorporated by reference to Exhibit 10(b) to Annual Report on Form 10-K of the Registrant for the year ended December 31, 1994*]

12      Calculation of ratio of earnings to fixed charges**

23      Consent of Deloitte & Touche LLP**

24      Power of Attorney**

27      Financial Data Schedule**

99(a) Current Report on Form 8-K of Sears, Roebuck and Co., for January 7, 1997 [Incorporated by reference, File No. 1-416]

99(b) Current Report on Form 8-K of Sears, Roebuck and Co., for January 23, 1997 [Incorporated by reference, File No. 1-416]

99(c) Annual Report on Form 10-K of Sears, Roebuck and Co. for the year ended December 28, 1996 [Incorporated by reference, File No. 1-416]




______________________________
*       SEC File No. 0-17955
**      Filed herewith

							 Exhibit 12

			      SEARS DC CORP.
	     CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES


millions                            1996            1995            1994

NET INCOME                      $   0.3         $   0.4         $   0.5
INCOME TAXES                        0.2             0.2             0.2

FIXED CHARGES, INTEREST
AND RELATED CHARGES                84.4           116.1           137.3

 (i)   EARNINGS AVAILABLE FOR
	FIXED CHARGES                     84.9           116.7           138.1

 (ii)  FIXED CHARGES               84.4           116.1           137.3


RATIO OF EARNINGS TO
  FIXED CHARGES (i/ii)            1.006           1.005           1.005


							   Exhibit 23

CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in Registration Statement No. 33-44671 of Sears DC Corp. (formerly Discover Credit Corp.) of our report dated March 10, 1997 appearing in this Annual Report on Form 10-K of Sears DC Corp. for the year ended December 28,1996.





/S/ Deloitte & Touche LLP
Chicago, Illinois
March 24, 1997

							      Exhibit 24

				POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being a director or officer, or both, of SEARS DC CORP., a Delaware corporation (the "Corporation"), does hereby constitute and appoint JAMES A. BLANDA, ALICE M. PETERSON, LARRY R.RAYMOND, WILLIAM K. PHELAN, VENRICE R. PALMER and KEITH E.TROST, with full power to each of them to act alone, as the true and lawful attorneys and agents of the undersigned, with full power of substitution and resubstitution to each of said attorneys, to execute, file and deliver any and all instruments and to do any and all acts and things which said attorneys and agents, or any of them, deem advisable to enable the Corporation to comply with the Securities Exchange Act of 1934, as amended, and any requirements of the Securities and Exchange Commission in respect thereto, relating to annual reports on Form 10-K, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his or her name in the name and on behalf of the Corporation or as a director or officer, or both, of the Corporation, as indicated below opposite his or her signature, to annual reports on Form 10-K or any amendment or papers supplemental thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.

   IN WITNESS WHEREOF, each of the undersigned has subscribed these presents, as of this 24th day of March, 1997.


	NAME                              TITLE

/s/ ALICE M. PETERSON                    Director, President and
Alice M. Peterson                           Chief Executive Officer
					    (Principal Executive Officer)


/s/ LARRY R. RAYMOND                     Vice President and Treasurer
Larry R. Raymond                            (Principal Financial Officer)


/s/ WILLIAM K. PHELAN                    Vice President and Controller
William K. Phelan                           (Principal Accounting Officer)


/s/ JAMES A. BLANDA                      Director
James A. Blanda


/s/ JAMES D. CONSTANTINE                 Director
James D. Constantine