Form 10-Q
period 1997-03-29
SEARS DC CORP
filed 1997-04-28
CIK 815743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		    THE SECURITIES EXCHANGE ACT OF 1934
	     FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1997

				  OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		    THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-17955



SEARS DC CORP.
(Exact name of registrant as specified in its charter)



Delaware                         36-3533346
(State of Incorporation)         (I.R.S. Employer Identification No.)


3711 Kennett Pike
Greenville, Delaware                          19807
(Address of principal executive offices)      (ZipCode)


Registrant's telephone number, including area code:  302/888-3114

Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   ( X )   No    (   )


As of April 27, 1997, the Registrant had 1,000 shares of capital stock outstanding, all of which was held by Sears, Roebuck and Co.


Registrant meets the conditions set forth in General Instruction H(1)
(a) and (b) of Form 10-Q and is therefore filing this form with a reduced disclosure format.

SEARS DC CORP.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 29, 1997




PART I.  FINANCIAL INFORMATION:                            Page No.

     Item 1. Financial Statements

	     Statements of Income (unaudited)
	     Three Months ended March 29, 1997
	     and March 30, 1996                                 1


	     Statements of Financial Position (unaudited)
	     March 29, 1997, and March 30, 1996
	     and December 28, 1996                              2


	     Statements of Cash Flows (unaudited)
	     Three Months ended March 29, 1997
	     and March 30, 1996                                 3


	     Notes to Financial Statements (unaudited)          4


     Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations      5



PART II.  OTHER INFORMATION:

     Item 6. Exhibits and Reports on Form 8-K                   6


SEARS DC CORP.

     PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

              STATEMENTS OF INCOME
       			    (Unaudited)


					  Three Months Ended
					 March 29,  March 30,
millions                                    1997     1996
Revenues

Earnings on notes of Sears                $ 16.0    $ 25.9
  Total revenues                            16.0      25.9

Expenses
Interest and related expenses               15.9      25.7
   Total expenses                           15.9      25.7

Income before income taxes                   0.1       0.2

Income taxes                                  -        0.1

Net income                                $  0.1    $  0.1

Ratio of earnings to fixed charges         1.006     1.005



See notes to financial statements.

SEARS DC CORP.

STATEMENTS OF FINANCIAL POSITION (UNAUDITED)


                             				March 29,     March 30,     December 28,
millions                           1997          1996           1996
Assets
  Notes of Sears                $   659.8     $ 1,139.9     $   799.2
  Cash and invested cash              0.1           0.1           0.1
  Accrued interest and
      other assets                    1.1           1.9           1.3

    Total assets                $   661.0     $ 1,141.9     $   800.6


Liabilities
  Medium-term notes             $   628.5     $ 1,090.2     $   778.9
  Accrued interest and
    other liabilities                27.4          46.9          16.7

    Total liabilities               655.9       1,137.1         795.6


Stockholder's equity
  Capital stock,
  par value $1.00 per share
  1,000 shares authorized and
  outstanding                          -             -             -
Retained income                       5.1           4.8           5.0

    Total stockholder's equity        5.1           4.8           5.0

    Total liabilities and
       stockholder's equity     $   661.0     $ 1,141.9     $   800.6


See notes to financial statements.

SEARS DC CORP.

STATEMENTS OF CASH FLOWS
(Unaudited)



                                         						      Three Months Ended
                                         						     March 29,   March 30,
millions                                              1997         1996
Cash flows from operating activities
Net income                                          $    0.1     $    0.1
Adjustments to reconcile net income to
net cash provided by (used in) operating
activities

Net change in accrued interest income and
other assets and accrued interest expense
  and other liabilities                                 10.9         20.2

Net cash provided by operating activities               11.0         20.3


Cash flows from investing activities
Decrease in notes of Sears                             139.4        118.2

Net cash provided by investing activities              139.4        118.2

Cash flows from financing activities
Repayments of medium-term notes                       (150.4)      (138.5)
Net cash used in financing activities                 (150.4)      (138.5)

Net increase (decrease) in cash and
  invested cash                                           -            -
Cash and invested cash at beginning of period            0.1          0.1
Cash and invested cash at end of period             $    0.1     $    0.1



See notes to financial statements.

			    SEARS DC CORP.
			    ______________

		    NOTES TO FINANCIAL STATEMENTS
			      (Unaudited)



1. Financial Statements


   Sears DC Corp. ("SDC"), a wholly-owned subsidiary of Sears,Roebuck and Co. (Sears), was principally engaged in borrowing in domestic and foreign debt markets and lending the proceeds of such borrowings to Sears and certain direct and indirect subsidiaries of Sears in exchange for their unsecured notes.

   Under an agreement between SDC and Sears, the interest rate paid by Sears is designed to produce earnings sufficient to cover SDC's fixed charges at least 1.005 times. Required payments of principal and interest to SDC under the Sears borrowing agreement are intended to be sufficient to allow SDC to make timely payments of principal and interest to the holders of its securities.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The significant accounting policies used in the presentation of these financial statements are consistent with the summary of significant accounting policies set forth in SDC's Annual Report on Form 10-K for the year ended December 28, 1996, and these financial statements should be read in conjunction with the financial statements and notes found therein. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.

			    SEARS DC CORP.

			   ________________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
    	    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SDC has invested funds in the promissory notes of Sears, which pay interest sufficient to cover SDC's fixed charges at least 1.005 times, and in highly liquid short-term investments.

The $629 million in outstanding medium-term notes as of March 29, 1997 are not redeemable prior to their stated maturity except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables of Sears former subsidiary, Dean Witter, Discover & Co.

Results of Operations

Interest and related expenses decreased 38.1% to $15.9 million for the three months ended March 29, 1997 from the prior year comparable period. Earnings covered fixed charges 1.006 times and 1.005 times for the three months ended March 29, 1997 and March 30, 1996, respectively.

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





		     By:/s/ William K. Phelan

					     William K. Phelan
					     Vice President and Controller
					     (authorized officer of Registrant)


April 25, 1997

			     EXHIBIT INDEX

			     SEARS DC CORP.

		       Quarter Ended March 29, 1997


Exhibit No.


 4 The Registrant hereby agrees to furnish the commission, upon request, with each instrument defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.

27      Financial data schedule.

28(a)   Current Report on Form 8-K of Sears, Roebuck and Co., for
April 10, 1997. [Incorporated by reference, File No. 1-416]

28(b)   Quarterly Report on Form 10-Q of Sears, Roebuck and Co.,
for the quarter ended March 29, 1997. [Incorporated by reference, File No. 1-416]