Form 10-Q
period 1997-06-28
SEARS DC CORP
filed 1997-07-29
CIK 815743

UNITED STATES
		     SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549


				 FORM 10-Q


  ( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		    THE SECURITIES EXCHANGE ACT OF 1934
		FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1997

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

			 Yes   ( X )   No    (   )

   As of July 21, 1997, the Registrant had 1,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

   Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with a reduced disclosure format.

			      SEARS DC CORP.

		 INDEX TO QUARTERLY REPORT ON FORM 10-Q

			      June 28, 1997



PART I.   FINANCIAL INFORMATION:                                     Page No.

  Item 1. Financial Statements

	  Statements of Income (unaudited)
	  Six Months ended June 28, 1997
	  and June 29, 1996                                            1

	  Statements of Financial Position
	  June 28, 1997 (unaudited) and June 29, 1996
	  (unaudited), and December 28, 1996                           2

	  Statements of Cash Flows (unaudited)
	  Six Months ended June 28, 1997
	  and June 29, 1996                                            3

	  Notes to Financial Statements (unaudited)                    4


  Item 2. Management's Discussion and Analysis
	  of Financial Condition and Results
	  of Operations                                                5



PART II.  OTHER INFORMATION:

  Item 6. Exhibits and Reports on Form 8-K                             6

			      SEARS DC CORP.

		      PART I.  FINANCIAL INFORMATION

		       ITEM 1.  FINANCIAL STATEMENTS

			    STATEMENTS OF INCOME
				(unaudited)


				   Three Months Ended        Six Months Ended
				  June 28,    June 29,     June 28,    June 29,
millions                            1997        1996         1997        1996
Revenues

Earnings on notes of Sears        $  11.4     $  23.0      $  27.4     $  48.9

  Total revenues                     11.4        23.0         27.4        48.9

Expenses

Interest and related expenses        11.3        22.9         27.3        48.6

  Total expenses                     11.3        22.9         27.3        48.6

Income before income taxes            0.1         0.1          0.1         0.3
Income taxes                           -           -            -          0.1

Net income                         $  0.1     $   0.1      $   0.1     $   0.2

Ratio of earnings to fixed charges  1.005       1.005        1.005       1.005


See notes to financial statements.

			      SEARS DC CORP.

		      STATEMENTS OF FINANCIAL POSITION
			       (Unaudited)


				       June 28,      June 29,      December 28,
millions                                 1997          1996            1996
Assets
  Notes of Sears                      $   462.5     $ 1,064.5       $   799.2
  Cash and invested cash                    0.1           0.1             0.1
  Accrued interest and other assets         1.0           1.6             1.3

 Total assets                         $   463.6     $ 1,066.2       $   800.6


Liabilities
  Medium-term notes                   $   447.8     $ 1,038.9       $   778.9
  Accrued interest and other
   liabilities                             10.7          22.4            16.7

 Total liabilities                        458.5       1,061.3           795.6


Stockholder's equity
  Capital stock, par value $1.00 per
    share 1,000 shares authorized and
    outstanding                              -             -               -
  Capital in excess of par                   -             -               -
  Retained income                           5.1           4.9             5.0

Total stockholder's equity                  5.1           4.9             5.0

Total liabilities and stockholder's
 equity                               $   463.6     $ 1,066.2       $   800.6


See notes to financial statements.

			      SEARS DC CORP.

			 STATEMENTS OF CASH FLOWS
			       (Unaudited)




							 Six Months Ended
						       June 28,     June 29,
millions                                                 1997         1996
Cash flows from operating activities

Net income                                             $    0.1     $   0.2
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities

Net change in accrued interest income and other
  assets and accrued interest expenseand other
  liabilities                                              (5.7)       (4.1)

Net cash used in operating activities                      (5.6)       (3.9)


Cash flows from investing activities
Decrease in notes of Sears                                336.7       193.7

Net cash provided by investing activities                 336.7       193.7

Cash flows from financing activities
Repayments of medium-term notes                          (331.1)     (189.8)

Net cash used in financing activities                    (331.1)     (189.8)

Net increase (decrease) in cash and invested cash            -           -

Cash and invested cash at beginning of period               0.1         0.1

Cash and invested cash at end of period                $    0.1     $   0.1



See notes to financial statements.

				SEARS DC CORP.
			       _______________

			NOTES TO FINANCIAL STATEMENTS
				 (Unaudited)




1. Financial Statements

   Sears DC Corp. ("SDC"), a wholly-owned subsidiary of Sears, Roebuck and Co. ("Sears"), was principally engaged in borrowing in domestic and foreign debt markets and lending the proceeds of such borrowings to Sears and certain direct and indirect subsidiaries of Sears in exchange for their unsecured notes.

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

The $448 million in outstanding medium-term notes as of June 28, 1997 are not redeemable prior to their stated maturity except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables of Sears former subsidiary, Dean Witter, Discover & Co, now known as Morgan Stanley Dean Witter, Discover and Company.


Results of Operations

Interest and related expenses decreased 50.6% to $11.3 million and 43.8% to $27.3 million for the three and six-months period ended June 28, 1997, respectively, from the comparable 1996 periods, primarily as a result of the decrease in Mediumn Term Notes outstanding since the prior year. Earnings covered fixed charges 1.005 and 1.005 times for the three and six months ended June 28, 1997 and June 29, 1996, respectively.

				SEARS DC CORP.
			      _________________

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



				  Sears DC Corp.
				  (Registrant)








				     By:_____________________________
					  William K. Phelan
					  Vice President and Controller
					  (authorized officer of
					  Registrant)

July 25, 1997

				EXHIBIT INDEX

				SEARS DC CORP.

			  Quarter Ended June 28, 1997

Exhibit No.



 4 The Registrant hereby agrees to furnish the commission,upon request, with each instrument defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.

27      Financial data schedule.

28(a) Current report on Form 8-K of Sears, Roebuck and Co., for April 10, 1997. [Incorporated by reference, File No. 1-416]

28(b) Current report on Form 8-K of Sears, Roebuck and Co., for June 3, 1997. [Incorporated by reference, File No. 1-416]

28(c) Current report on Form 8-K of Sears, Roebuck and Co., for June 5, 1997. [Incorporated by reference, File No. 1-416]

28(d) Current report on Form 8-K of Sears, Roebuck and Co., for June 11, 1997. [Incorporated by reference, File No. 1-416]

28(e) Quarterly Report on Form 10-Q of Sears, Roebuck and Co., for the quarter ended June 28, 1997. [Incorporated by reference, File No. 1-416]