Form 10-Q
period 1997-09-27
SEARS DC CORP
filed 1997-11-04
CIK 815743

UNITED STATES
		   SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C. 20549

			       FORM 10-Q



	X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		   THE SECURITIES EXCHANGE ACT OF 1934
	   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997

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


   Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

		     Yes    X                No

   As of October 31, 1997 the Registrant had 1,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

   Registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with a reduced disclosure format.

				Sears DC Corp.
		   Index to Quarterly Report on Form 10-Q
			      September 27, 1997


									  Page

Part I  -  Financial Information.

   Item 1. Financial Statements.

	   Statements of Income (unaudited) -
	   Three and Nine Months Ended September 27, 1997 and
	   September 28, 1996.                                              1

	   Statements of Financial Position -
	   September 27, 1997 (unaudited), September 28, 1996 (unaudited)
	   and December 28, 1996.                                           2

	   Statements of Cash Flows (unaudited) -
	   Nine Months Ended September 27, 1997 and September 28, 1996.     3

	   Notes to Financial Statements (unaudited).                       4


   Item 2. Management's Discussion and Analysis of
	   Financial Condition and Results of Operations.                   5





Part II -  Other Information.


   Item 6. Exhibits and Reports on Form 8-K.                                6


			     SEARS DC CORP.
		     PART I. FINANCIAL INFORMATION
		       ITEM I. FINANCIAL STATEMENTS
			  STATEMENTS OF INCOME
			      (Unaudited)



				Three Months Ended           Nine Months Ended
			       Sept. 27,    Sept. 28,      Sept. 27,    Sept. 28,
(millions, except ratios)       1997         1996           1997         1996
Revenues
  Earnings on notes of Sears   $   9.9      $  19.3        $  37.4      $  68.2
    Total revenues                 9.9         19.3           37.4         68.2

Expenses
  Interest and related expenses    9.9         19.2           37.2         67.8
    Total expenses                 9.9         19.2           37.2         67.8

Income before income taxes          -           0.1            0.2          0.4

Income taxes                        -            -             0.1          0.2

Net income                     $    -       $   0.1        $   0.1          0.2


Ratio of earnings to fixed
charges                          1.005        1.005          1.005        1.005


See notes to financial statements.

				SEARS DC CORP.
			STATEMENTS OF FINANCIAL POSITION


					    (Unaudited)
				       Sept. 27,    Sept. 28,     Dec. 28,
(millions)                              1997         1996          1996
Assets
  Notes of Sears                       $  469.3     $  825.5      $ 799.2
  Cash and invested cash                    0.1          0.1          0.1
  Accrued interest and other assets         1.0          1.5          1.3
    Total assets                       $  470.4     $  827.1      $ 800.6

Liabilities
  Medium-term notes                    $  444.8     $  788.5      $ 778.9
  Accrued interest and other
   liabilities                             20.5         33.7         16.7
    Total liabilities                     465.3        822.2        795.6

Shareholders' Equity
  Capital stock, par value $1.00 per
   share, 1,000 shares authorized and
   outstanding                               -            -            -
  Capital in excess of par                   -            -            -
  Retained income                           5.1          4.9          5.0
  Total stockholder's equity                5.1          4.9          5.0

Total liabilities and shareholders'
equity                                 $  470.4     $  827.1      $ 800.6


See notes to financial statements.


			      SEARS DC CORP.
			 STATEMENTS OF CASH FLOWS
			       (Unaudited)


							 Nine Months Ended
						      Sept. 27,     Sept. 28,
(millions)                                             1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                            $    0.1      $    0.2
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Net change in accrued interest income and other
   assets and accrued interest expense and
   other liabilities                                       4.2           7.4
  Net cash provided by operating activities                4.3           7.6



CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in notes of Sears                               329.8         432.6
  Net cash provided by investing activities              329.8         432.6



CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of medium-term notes                         (334.1)       (440.2)
  Net cash used in financing activities                 (334.1)       (440.2)

Net (increase) decrease in cash and invested cash           -             -

Cash and invested cash at beginning of period              0.1           0.1

Cash and invested cash at end of period               $    0.1      $    0.1


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

			      SEARS DC CORP.
	   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		      CONDITION AND RESULTS OF OPERATIONS
THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996



SDC has invested funds in the promissory notes of Sears, which pay interest sufficient to cover SDC's fixed charges at least 1.005 times, and in highly liquid short-term investments.

The $445 million in outstanding medium-term notes as of September 27, 1997 are not redeemable prior to their stated maturity except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables of Sears former subsidiary, Dean Witter, Discover & Co, now known as Morgan Stanley Dean Witter, Discover and Company.



Results of Operations

Interest and related expenses decreased 48.4% to $9.9 million and 45.1% to $37.2 million for the three and nine-month periods ended September 27, 1997, respectively, from the comparable 1996 periods, primarily as a result of the decrease in medium term notes outstanding since the prior year. Earnings covered fixed charges 1.005 and 1.005 times for the three- and nine-months ended September 27, 1997 and September 28, 1996, respectively.

			     SEARS DC CORP.
			PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

	 (a) Exhibits.

	     An Exhibit Index has been filed as part of this Report on Page E-1.

	(b)  Reports on Form 8-K.

	     None

				 SIGNATURE

		 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



					Sears DC Corp.
					(Registrant)




 November 4, 1997                 By  /s/  William K. Phelan
					   William K. Phelan
					   Vice President and Controller

					   (Authorized Officer of Registrant)

			     SEARS DC CORP.
			     EXHIBIT INDEX
	       THREE MONTH PERIOD ENDED SEPTEMBER 27, 1997



Exhibit No.

   4 Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of long-term debt of the Registrant which respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.

   27        Financial Data Schedule.

   28 Quarterly Report on Form 10-Q of Sears, Roebuck and Co., for the quarter ended September 27, 1997. [Incorporated by reference, File No. 1-416]