Form 10-K405
period 1998-01-03
SEARS DC CORP
filed 1998-03-24
CIK 815743

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                         FORM 10-K

   X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended January 3, 1998

                            OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
        For the transition period from __________ to __________

                   Commission file number 0-17955

                        SEARS DC CORP.

         (Exact name of registrantas specified in its charter)
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

As of February 27, 1998, the Registrant had 1,000 shares of capital stock outstanding, all of which was held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this report with a reduced disclosure format.

                  DOCUMENTS INCORPORATED BY REFERENCE

                                               Part of Form 10-K
None

                         SEARS DC CORP.
                             PART I



Item 1.  Business

       Sears DC Corp. ("SDC"), a wholly-owned subsidiary of Sears, Roebuck and Co.("Sears") organized under the laws of Delaware in January 1987, was formed to borrow in domestic and foreign debt markets and lend the proceeds of such borrowings to Sears and certain direct and indirect subsidiaries of Sears in exchange for their unsecured notes. SDC raised funds through the sale of its medium-term notes and direct placement of commercial paper with corporate and institutional investors. Commercial paper was sold by Sears Roebuck Acceptance Corp., an affiliate of SDC, with expenses being paid by SDC.

       Under an agreement between SDC and Sears, the interest rate paid by Sears on its unsecured notes is designed to produce earnings sufficient to cover SDC's fixed charges at least 1.005 times. Required payments of principal and interest to SDC under the Sears borrowing agreement are intended to be sufficient to allow SDC to make timely payments of principal and interest to the holders of its securities.

       A Net Worth Maintenance Agreement exists between Sears and SDC which requires Sears to maintain ownership of and positive stockholder's equity in SDC.

       At February 28, 1998, SDC had no employees on its payroll and its officers and directors consisted of employees of affiliated companies. Its offices are located at 3711 Kennett Pike, Greenville, Delaware 19807.


Item 2.  Properties.

       None.



Item 3.  Legal Proceedings.

       None.



Item 4.  Submission of Matters to a Vote of Security Holders.

       Not applicable.

                        SEARS DC CORP.
                           PART II







Item 5. Market for Registrant's Common Equity and Related Stockholder Matters. There is no established public trading market for SDC's common stock. As of February 28, 1998, Sears owned all outstanding shares of SDC's common stock. During 1997,there were no dividends declared or paid to Sears by SDC.


Item 6.  Selected Financial Data.

       Not applicable.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       Financial Condition

       SDC has invested funds in the unsecured notes of Sears, which pay interest sufficient to cover SDC's fixed charges of at least 1.005 times, and in highly liquid short-term investments.

       The $443.8 million in outstanding medium-term notes as of January 3, 1998 are not redeemable prior to their stated maturity except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables of Sears former subsidiary, Dean Witter, Discover & Co., now known as Morgan Stanley Dean Witter, Discover & Company.

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


       Results of Operations

       Interest and related expenses decreased 43.5% to $47.7 million in 1997 from $84.4 million in 1996 due to a decrease in the balance of medium-term notes outstanding. In 1996 interest and related expenses decreased 27.3% to $84.4 million from $116.1 million in 1995 due to a decrease in the balance of medium-term notes outstanding. Earnings covered fixed charges 1.005 times in 1997, 1996, and 1995.

                        SEARS DC CORP.



Item 8. Financial Statement and Supplementary Data.

STATEMENTS OF INCOME
(thousands, except ratios)
                                    1997          1996        1995
Revenues
 Earnings on notes of Sears              $   48,043     $  84,958    $ 116,802


Expenses

 Interest and related expense                47,721        84,453      116,152

 Operating expenses                              84            83           69

      Total expenses                       47,805        84,536      116,221



Income before income taxes                      238           422          581

Income taxes                                     83           148          203

Net income                               $      155      $    274    $     378



Ratio of earnings to fixed charges            1.005         1.005        1.005


See notes to financial statements.


                        SEARS DC CORP.
                   STATEMENTS OF FINANCIAL POSITION

(thousands)                                     1997           1996
Assets
  Cash and cash equivalents                  $      54       $      55

  Notes of Sears                               459,455         799,221

  Accrued interest and other assets                853           1,290

    Total assets                             $ 460,362       $ 800,566


Liabilities

  Medium-term notes                          $ 443,780       $ 778,880

Accrued interest and other liabilities          11,431          16,690

   Total liabilities                           455,211         795,570



Stockholder's Equity

  Capital stock, par value $1.00 per share
  1,000 shares authorized and outstanding            1               1

  Capital in excess of par value                     7               7

Retained income                                  5,143           4,988

   Total stockholder's equity                    5,151           4,996


Total liabilities and stockholder's equity   $ 460,362      $  800,566


See notes to financial statements.

                          SEARS DC CORP.
                   STATEMENTS OF STOCKHOLDER'S EQUITY

(thousands)                        1997          1996          1995

Capital stock                   $      1      $       1      $      1

Capital in excess of par value         7              7             7

Retained income

  Beginning of year                4,988          4,714         4,336
  Net income                         155            274           378
    End of year                    5,143          4,988         4,714


Total stockholder's equity      $  5,151      $   4,996      $  4,722

See notes to financial statements.

                        SEARS DC CORP.
                    STATEMENTS OF CASH FLOWS

(thousands)                                    1997        1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                  $   155      $   274     $    37
Adjustments to reconcile net income to
net cash used in operating activities:

Net change in accrued interest income
and other assets and accrued interest
expense and other liabilities                (4,821)      (9,394)      (2,140)

Net cash used in operating activities        (4,666)      (9,120)      (1,762)



CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in notes of Sears                  339,765      458,945      294,465

 Net cash provided by investing activities  339,765      458,945      294,465




CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of medium-term notes             (335,100)   (449,825)    (292,703)

 Net cash used in financing activities      (335,100)   (449,825)    (292,703)

Net increase (decrease) in cash and
 cash equivalents                                 (1)         --           --


Balance at beginning of year                      55          55           55

Balance at end of year                      $     54    $     55     $     55



Supplemental Disclosure of Cash Flow
Information

Cash paid during the year

Interest                                    $ 52,708     $ 94,079     $117,600

Income taxes                                     148          195          233


See notes to financial statements.


                        SEARS DC CORP.
                   NOTES TO FINANCIAL STATEMENTS


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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

SDC's fiscal year ends on the Saturday nearest December 31. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calender years.


Fiscal year                      Ended                    Weeks

1997                        January 3, 1998                53
1996                       December 28, 1996               52
1995                       December 30, 1995               52


Cash and cash equivalents includes all highly liquid investments with maturities of three months or less at date of purchase.

The results of operations of SDC are included in the consolidated federal income tax return of Sears. Tax liabilities and benefits are allocated as generated by SDC, whether or not such benefits would be currently available on a separate return basis. Taxes are provided based on the statutory federal income tax rate.



2. BORROWINGS
The medium-term notes are not redeemable except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables. The fair market value of medium-term notes approximated $475.2 million and $814.0 million at January 3, 1998 and December 28, 1996 respectively, based on discounted cash flows using interest rates of comparable borrowings. Selected details of SDC's borrowings are shown below.


(millions)
                                           1997         1996

7.67% to 9.26% medium-term notes due through 2012     $  443.8      $  778.9



At January 3, 1998, medium-term note maturities for the next five years were as follows:
                  1998         $  111.3
                  1999            119.5
                  2000              0.0
                  2001            135.5
                  2002             24.7




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       None.

                        SEARS DC CORP.
                           PART III





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

      (b) Reports on Form 8-K:

          There was no report on Form 8-K filed by the Registrant during the 4th Quarter of 1997.

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


     Signature                      Title                      Date


/s/ALICE M. PETERSON*      Director, President and         )
Alice M. Peterson           Chief Executive Officer        )
                            (Principal Executive Officer)  )
                                                           )
                                                           )
                                                           )
/s/WILLIAM K. PHELAN*      Vice President and Controller   )  March 23, 1998
William K. Phelan          (Principal Accounting Officer)  )
                                                           )
                                                           )
                                                           )
/s/LARRY R. RAYMOND*       Vice President and Treasurer    )
Larry R. Raymond           (Principal Financial Officer)   )
                                                           )
                                                           )
/s/JAMES A. BLANDA*        Director                        )
James A. Blanda                                            )
                                                           )
                                                           )
/s/JAMES D. CONSTANTINE*   Director                        )
James D. Constantine                                       )


*By:  /s/ WILLIAM K. PHELAN    Individually and as Attorney-in-Fact
     William K. Phelan

                        SEARS DC CORP.
                  INDEX TO FINANCIAL STATEMENTS
            YEARS ENDED JANUARY 3, 1998 AND DECEMBER 28, 1996


                                                PAGE
STATEMENTS OF INCOME                                           4

STATEMENTS OF FINANCIAL POSITION                               5

STATEMENTS OF STOCKHOLDER'S EQUITY                             6

STATEMENTS OF CASH FLOWS                                       7

NOTES TO FINANCIAL STATEMENTS                                  8

INDEPENDENT AUDITORS' REPORT                                 S-2

                        INDEPENDENT AUDITORS' REPORT


To the Stockholder and Board of Directors
Greenville, DE


We have audited the accompanying Statements of Financial Position of Sears DC Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of January 3, 1998 and December 28, 1996, and the related Statements of Income, Stockholder's Equity and Cash Flows for each of the three years in the period ended January 3, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sears DC Corp. as of January 3, 1998 and December 28, 1996, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 1998, in conformity with generally accepted accounting principles.




/s/ Deloitte & Touche LLP
Chicago, Illinois
March 3, 1998






                          S-2

                        EXHIBIT INDEX



3(a) Certificate of Incorporation of Discover Credit Corp. dated January 9, 1987 [Incorporated by reference to Exhibit 3(a) to Form 10 of the Registrant (Form 10)*]

3(b) Amendment to Certificate of Incorporation of Discover Credit Corp. dated April 9, 1987 [Incorporated by reference to Exhibit 3(b) to Form 10*]

3(c) Certificate of Amendment of Certificate of Incorporation dated May 21, 1993 to change the name of Discover Credit Corp. to Sears DC Corp. [Incorporated by reference to exhibit 3(c) on Form 10-K of the Registrant for the year ended December 30, 1995*]

3(d) By-laws of Sears DC Corp., as amended to February 6, 1996 [Incorporated by reference to exhibit 3(c) on Form 10-K of the Registrant for the year ended December 30, 1995*]

4(a) Net Worth Maintenance Agreement between Discover Credit Corp. and Sears, Roebuck and Co., dated as of November 13, 1987 [Incorporated by reference to Exhibit 4 to Form 10*]

4(b) Forms of fixed rate Medium-Term Note and floating rate Medium-Term Note [Incorporated by reference to Exhibits 4.1 and 4.2 to Current Report on Form 8-K of the Registrant dated February 9, 1990*]

4(c) Indenture, dated as of June 1, 1991 between Discover Credit Corp. and Bank of Delaware as Trustee [Incorporated by reference to Exhibit 4 to Registration Statement No. 33-40056]

4(d) Forms of fixed rate Medium-Term Note Series II and floating rate Medium-Term Note Series II [Incorporated by reference to Exhibits
      4.2 and 4.3 to Current Report on Form 8-K of the Registrant dated June 20, 1991*]

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








*       SEC File No. 0-17955

**      Filed herewith