Form 10-Q
period 1998-04-04
SEARS DC CORP
filed 1998-05-18
CIK 815743

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-Q


       X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1998

                           OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                   Commission file number 0-17955



                         SEARS DC CORP.
       (Exact name of registrant as specified in its charter)



           Delaware                                36-3533346
       State of Incorporation)          (I.R.S. Employer Identification No.)

      3711 Kennett Pike
      Greenville,  Delaware                        19807
(Address of principal executive offices)           (ZipCode)

      Registrant's telephone number, including area code: 302/888-3114


      Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                   Yes    X                No


      As of April 30, 1998 the Registrant had 1,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

      Registrant meets the conditions set forth in General Instruction H(1)
(a) and (b) of Form 10-Q and is therefore filing this form with a reduced disclosure format.

                        Sears DC Corp.
                Index to Quarterly Report on Form 10-Q
                        April 4, 1998



                                                        Page

      Part I  -  Financial Information.

         Item 1. Financial Statements.

            Statements of Income (unaudited) -
            Three Months Ended April 4, 1998 and March 29, 1997.         1

            Statements of Financial Position -
            April 4, 1998 (unaudited), March 29, 1997 (unaudited),
            and January 3, 1998.                                         2

            Statements of Cash Flows (unaudited) -
            Three Months Ended April 4, 1998 and March 29, 1997.         3

            Notes to Financial Statements (unaudited).                   4



      Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.               5





Part II -  Other Information.



      Item 6. Exhibits and Reports on Form 8-K.                            6



                         SEARS DC CORP.
                  PART I. FINANCIAL INFORMATION
                   ITEM I. FINANCIAL STATEMENTS
                       STATEMENTS OF INCOME
                          (Unaudited)




                                     13 Weeks Ended
                                  April 4,    March 29,
                                    1998         1997
 (thousands, except ratios)

 Revenues
  Earnings on notes of Sears              $  9,755      $ 16,036


  Expenses
   Interest and related expenses             9,673        15,935
   Operating Expenses                           33            22

      Total expenses                         9,706        15,957


Income before income taxes                      49            79

Income taxes                                    17            27

Net income                                $     32      $     52




Ratio of earnings to fixed charges          1.005           1.005

See notes to financial statements.

                              -2-

                         SEARS DC CORP.

                   STATEMENTS OF FINANCIAL POSITION


                                          (Unaudited)
                                    Apr. 4,     Mar. 29,   Jan. 3,
                                     1998         1997      1998
(thousands)

Assets
Cash and invested cash                       $     59    $     55   $     55
     Notes of Sears                           349,688     659,758    459,455
     Accrued interest and other assets            772       1,129        853
      Total assets                         $350,519    $660,942   $460,362


Liabilities
     Medium-term notes                       $343,780    $ 628,460  $443,780
     Accrued interest and other liabilities     1,556       27,434    11,431
         Total liabilities                  345,336      655,894   455,211



Stockholder's Equity
   Capital stock, par value $1.00 per share, 1,000
    shares authorized and outstanding               1            1         1
   Capital in excess of par                         7            7         7
   Retained income                              5,175        5,040     5,143

    Total stockholder's equity                  5,183        5,048     5,151


Total liabilities and stockholder's equity   $350,519     $660,942  $460,362

See notes to financial statements.


                           SEARS DC CORP.
                       STATEMENTS OF CASH FLOWS
                            (Unaudited)


                                            13 Weeks Ended

                                          Apr. 4,       Mar. 29,
                                            1998           1997
(thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                              $     32        $  52
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Net change in accrued interest income and other assets
   and accrued interest expense and other liabilities     (9,794)      10,906
  Net cash provided by (used in ) operating activities    (9,762)      10,958


CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in notes of Sears                               109,767      139,462
      Net cash provided by investing activities          109,767      139,462


CASH FLOWS FROM FINANCING ACTIVITIES:


Repayments of medium-term notes                         (100,000)    (150,420)
 Net cash used in financing activities                  (100,000)    (150,420)

Net increase (decrease) in cash and invested cash              5           -

Cash and invested cash at beginning of period                 55            55


Cash and invested cash at end of period                 $     59        $   55

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The significant accounting policies used in the presentation of these financial statements are consistent with the summary of significant accounting policies set forth in SDC's Annual Report on Form 10-K for the year ended January 3, 1998, and these financial statements should be read in conjunction with the financial statements and notes found therein. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.

                        SEARS DC CORP.
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
           13 WEEKS ENDED APRIL 4, 1998 AND MARCH 29, 1997



Financial Condition:

SDC has invested funds in the promissory notes of Sears, which pay interest sufficient to cover SDC's fixed charges at least
1.005 times, and in highly liquid short-term investments.


The $344 million in outstanding medium-term notes as of April 4, 1998 are not redeemable prior to their stated maturity except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables of Sears former subsidiary, Dean Witter, Discover & Co, now known as Morgan Stanley Dean Witter, Discover & Company.


Results of Operations


Interest and related expenses decreased 39.3% to $9.7 million for the 13 weeks ended April 4, 1998, from the comparable 1997 period, primarily as a result of the decrease in medium term notes outstanding since the prior year. Earnings covered fixed charges 1.005 times for the 13 weeks ended April 4, 1998.

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



                              Sears DC Corp.
                              (Registrant)







            May 11, 1998          By /s/  William K. Phelan
                              William K. Phelan
                              Vice President and Controller

                              (Principal Accounting Officer
                               and Authorized Officer of Registrant)

                        SEARS DC CORP.
                        EXHIBIT INDEX
                  13 WEEKS ENDED APRIL 4, 1998


   Exhibit No.


3.1 Certificate of Incorporation of Discover Credit Corp. dated January 9, 1987 [Incorporated by reference to Exhibit 3(a) to Form 10 of the Registrant (Form 10)*]

3.2 Amendment to Certificate of Incorporation of Discover Credit Corp. dated April 9, 1987 [Incorporated by reference to Exhibit 3(b) to Form 10*]

3.3 Certificate of Amendment of Certificate of Incorporation dated May 21, 1993 to change the name of Discover Credit Corp. to Sears DC Corp. [Incorporated by reference to exhibit 3(c) on Form 10-K of the Registrant for the year ended December 28, 1996*]

3.4     By-laws of Sears DC Corp., as amended to February 6, 1996
      [Incorporated by reference to exhibit 3(c) on Form 10-K of the Registrant for the year ended December 30, 1995*]

  4     Registrant hereby agrees to furnish the Commission, upon
      request, with the instruments defining the rights of holders of long-term debt of the Registrant which respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.

 27     Financial Data Schedule.



      *   Sec File No. 0-17955