Form 10-Q
period 1998-07-04
SEARS DC CORP
filed 1998-08-18
CIK 815743

UNITED STATES
		       SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549

				     FORM 10-Q

		X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
			  THE SECURITIES EXCHANGE ACT OF 1934
		      FOR THE QUARTERLY PERIOD ENDED JULY 4, 1998

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

			Yes    X                No

	As of July 31, 1998, the Registrant had 1,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

	Registrant meets the conditions set forth in General Instruction H(1)
  (a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.

				Sears DC Corp.
		   Index to Quarterly Report on Form 10-Q
		     13 and 26 Weeks Ended July 4, 1998


									Page

Part I  -  Financial Information.

    Item 1. Financial Statements.

	    Statements of Income (unaudited) -
	    13 and 26 Weeks Ended July 4, 1998 and June 28, 1997.         1

	    Statements of Financial Position -
	    July 4, 1998 (unaudited), June 28, 1997 (unaudited),
	    and January 3, 1998.                                          2

	    Statements of Cash Flows (unaudited) -
	    26 Weeks Ended July 4, 1998 and June 28, 1997.                3

	    Notes to Financial Statements (unaudited).                    4


    Item 2. Management's Discussion and Analysis of
	    Financial Condition and Results of Operations.                5


	    Part II -  Other Information.

    Item 6. Exhibits and Reports on Form 8-K.                             6

					-1-


			PART I. FINANCIAL INFORMATION
			 ITEM I. FINANCIAL STATEMENTS
				SEARS DC CORP.
			    STATEMENTS OF INCOME
				(Unaudited)





				 13 Weeks Ended            26 Weeks Ended
                               July 4,    June 28,      July 4,    June 28,
(thousands, except ratios)      1998        1997         1998        1997

Revenues
   Earnings on notes of Sears   $ 7,625     $11,406      $17,380     $27,442


Expenses
   Interest and related expenses  7,555      11,329       17,228      27,264
   Operating expenses                33          20           66          42

      Total expenses              7,588      11,349       17,294      27,306

Income before income taxes           37          57           86         136

Income taxes                         14          20           31          47

Net income                      $    23     $    37     $     55     $    89


Ratio of earnings to fixed charges  1.005      1.005        1.005      1.005


See notes to financial statements.

				     -2-


				SEARS DC CORP.
		      STATEMENTS OF FINANCIAL POSITION

				      (Unaudited)
				   July 4,    June 28,           Jan. 3,
(thousands, except share data)      1998        1997               1998

Assets
 Cash and invested cash         $      59    $       55        $       54
 Notes of Sears                   357,313       462,520           459,455
 Accrued interest and other assets    707         1,027               853

	 Total assets           $ 358,079     $ 463,602         $ 460,362

Liabilities
 Medium-term notes              $ 343,780     $ 447,780         $ 443,780
 Accrued interest and
   other liabilities                9,093        10,737            11,431

	 Total liabilities        352,873       458,517           455,211

Stockholder's Equity
 Capital stock, par value $1.00
  per share, 1,000 shares
  authorized and outstanding            1             1                 1
 Capital in excess of par               7             7                 7
 Retained income                    5,198         5,077             5,143

     Total stockholder's equity     5,206         5,085             5,151

     Total liabilities and
	stockholder's equity   $  358,079     $ 463,602         $ 460,362


See notes to financial statements.

				    -3-

			      SEARS DC CORP.
		       STATEMENTS OF CASH FLOWS
			       (Unaudited)


						   26 Weeks Ended
					    July  4,          June 28,
(thousands)                                   1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                              $        55        $       89
Adjustments to reconcile net income to net cash
  used in operating activities:
      Net change in accrued interest
       income and other assets
       and accrued interest expense
       and other liabilities                 (2,192)           ( 5,689)
  Net cash used in operating activities      (2,137)           ( 5,600)


CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in notes of Sears                  102,142            336,700
  Net cash provided by investing activities 102,142            336,700


CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of medium-term notes            (100,000)          (331,100)
  Net cash used in financing activities    (100,000)          (331,100)


Net increase in cash and cash equivalents         5                  -

Cash and cash equivalents at beginning of period 54                 55

Cash and cash equivalents at end of period      $59               $ 55


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The significant accounting policies used in the presentation of these financial statements are consistent with the summary of significant accounting policies set forth in SDC's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, and these financial statements should be read in conjunction with the financial statements and notes found therein. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.

The medium-term notes are not redeemable except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables. Selected details of SDC's borrowings are shown below.

(millions)                                              July 4,        June 28,
                                                         1998            1997

7.67% to 9.26% medium-term notes due through 2012      $  343.8       $  447.8

At July 4, 1998, medium-term note maturities for the next five years were as follows:


       Remaining      1998              $      11.3
		      1999                    119.5
		      2000                      0.0
		      2001                    135.5
		      2002                     24.7


			    ITEM 2. SEARS DC CORP.
		 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
			CONDITION AND RESULTS OF OPERATIONS
		13 and 26 WEEKS ENDED JULY 4, 1998 AND JUNE 28, 1997

Financial Condition:

SDC has invested funds in the promissory notes of Sears, which pay interest sufficient to cover SDC's fixed charges at least
1.005 times, and in highly liquid short-term investments.

The $344 million in outstanding medium-term notes as of July 4, 1998 are not redeemable prior to their stated maturity except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables of Sears' former subsidiary, Morgan Stanley Dean Witter Company.

Results of Operations:

Interest and related expenses decreased 33.3% to $7.6 million and 36.8% to 17.3 million for the 13 and 26 weeks ended July 4, 1998, respectively, from the comparable 1997 periods, primarily as a result of the decrease in medium term notes outstanding since the prior year. Earnings covered fixed charges 1.005 times for the 13 weeks and 26 weeks ended July 4, 1998 and June 28, 1997, respectively.

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




  August 17, 1998                       /s/ William K. Phelan

					William K. Phelan
					Vice President and Controller

					(Principal Accounting Officer
					 and Authorized Officer of Registrant)

				EXHIBIT INDEX
				SEARS DC CORP.
		      13 AND 26 WEEKS ENDED JULY 4, 1998


   Exhibit No.

3.1 Certificate of Incorporation of Discover Credit Corp. dated January 9, 1987 [Incorporated by reference to Exhibit 3(a) to Form 10 of the Registrant (Form 10)*]

3.2 Amendment to Certificate of Incorporation of Discover Credit Corp. dated April 9, 1987 [Incorporated by reference to Exhibit 3(b) to Form 10*]

3.3 Certificate of Amendment of Certificate of Incorporation dated May 21, 1993 to change the name of Discover Credit Corp. to Sears DC Corp. [Incorporated by reference to exhibit 3(c) on Form 10-K of the Registrant for the fiscal year ended December 28, 1996*]

3.4 By-laws of Sears DC Corp., as amended to February 6, 1996 [Incorporated by reference to exhibit 3(c) on Form 10-K of the Registrant for the
	fiscal year ended December 30, 1995*]

   4 Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.

  27    Financial Data Schedule.


	_____________________

       *     Sec File No. 0-17955