Form 10-Q
period 1998-10-03
SEARS DC CORP
filed 1998-11-09
CIK 815743

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-Q


               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1998
                                    OR
               _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   X                 No___

As of October 31, 1998, the Registrant had 1,000 shares of common stock outstanding, all of which were held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.

                            SEARS DC CORP.
                INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  13 AND 39 WEEKS ENDED OCTOBER 3, 1998


                                                                Page
Part I  - Financial Information.
     Item 1. Financial Statements

     Statements of Income (unaudited) -
     13 and 39 Weeks Ended October 3, 1998
     and September 27, 1997                                       1

     Statements of Financial Position -
     October 3, 1998 (unaudited),
     September 27, 1997 (unaudited),
     and January 3, 1998                                          2

     Statements of Cash Flows (unaudited) -
     39 Weeks Ended October 3, 1998 and
     September 27, 1997                                           3

     Notes to Financial Statements (unaudited)                    4

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                     5


Part II - Other Information.

Item 6. Exhibits and Reports on Form 8-K                          7

                       PART I. FINANCIAL INFORMATION
                       ITEM I. FINANCIAL STATEMENTS
                             SEARS DC CORP.
                          STATEMENTS OF INCOME
                              (Unaudited)



                                     3 Weeks Ended          39 Weeks Ended
                                   Oct. 3,  Sept. 27,      Oct. 3,  Sept.27,
(thousands, except ratios)           1998      1997          1998      1997
Revenues
 Earnings on notes of Sears          $7,551  $9,937          $24,931  $37,379

Expenses
 Interest and related expenses        7,499   9,866           24,727    37,130
 Operating expenses                      15      21               81        63
  Total expenses                      7,514   9,887           24,808    37,193

Income before income taxes               37      50              123       186

Income taxes                             12      17               43        64

Net income                           $   25  $   33          $    80  $   122

Ratio of earnings to fixed charges    1.005   1.005           1.005    1.005

2

See notes to financial statements.


                                     SEARS DC CORP.
                              STATEMENTS OF FINANCIAL POSITION

                                                 (Unaudited)

                                     Oct. 3,            Sept. 27,       Jan. 3,
(thousands, except share data)       1998               1997            1998


Assets
   Cash and cash equivalents         $     58           $     55        $     54
   Notes of Sears                     340,884            469,371         459,455
   Interest receivable and
      other assets                        645                942             853
 Total assets                        $341,587           $470,368        $460,362

Liabilities
   Medium-term notes                 $334,780           $444,780        $443,780
   Interest payable and
      other liabilities                 1,576             20,470          11,431
 Total liabilities                    336,356            465,250         455,211


Stockholder's Equity
   Common stock, par value
   $1.00 per share,1,000 shares
   authorized and outstanding               1                  1               1
   Capital in excess of par                 7                  7               7
   Retained income                      5,223              5,110           5,143
 Total stockholder's equity             5,231              5,118           5,151

 Total liabilities and
   stockholder's equity              $341,587           $470,368        $460,362



See notes to financial statements.

                                             SEARS DC CORP.
                                       STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                           39 Weeks Ended

                                                     Oct. 3,        Sept. 27,
(thousands)                                          1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $   80         $  122
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Net change in interest receivable
      and other assets and interest
      payable and other liabilities                  (9,647)         4,129
      Net cash provided by (used in) 8
       operating activities                          (9,567)         4,251

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in notes of Sears                           118,571        329,849
  Net cash provided by investing
    activities                                       118,571        329,849

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of medium-term notes                      (109,000)      (334,100)
      Net cash used in financing
       activities                                    (109,000)      (334,100)


Net increase in cash and cash equivalents                   4               -

Cash and cash equivalents at beginning
  of period                                                54              55

Cash and cash equivalents at end
  of period                                          $     58       $      55


See notes to financial statements.

                                       SEARS DC CORP.
                               NOTES TO FINANCIAL STATEMENTS
                                       (Unaudited)



Financial Statements
Sears DC Corp. ("SDC"), a wholly-owned subsidiary of Sears, Roebuck and Co. ("Sears"), is principally engaged in borrowing in domestic and foreign debt markets and lending the proceeds of such borrowings to Sears and certain direct and indirect subsidiaries of Sears in exchange for their unsecured notes.

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

(millions)
                                                     Oct. 3,        Sept. 27,

                                                     1998           1997

7.81% to 9.26% medium-term notes due through 2012    $334.8         $444.8

At October 3, 1998, medium-term note maturities for the next five years and thereafter are as follows:

Remaining      1998     $       2.3
               1999           119.5
               2000             0.0
               2001           135.5
               2002            24.7
Thereafter                     52.8
     Total                    334.8


                               ITEM 2. SEARS DC CORP.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                13 AND 39 WEEKS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997


Financial Condition:
SDC has invested funds in the promissory notes of Sears, which pay interest sufficient to cover SDC's fixed charges at least 1.005 times, and in highly liquid short-term investments.

The $335 million in outstanding medium-term notes as of October 3, 1998 are not redeemable prior to their stated maturity except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables of Sears' former subsidiary, Dean Witter, which is now a part of Morgan Stanley Dean Witter & Co.


Results of Operations:
Revenues decreased 24.0% to $7.6 million and 33.3% to $24.9 million for the 13 and 39 weeks ended October 3, 1998, respectively, from the comparable 1997 periods, primarily as a result of the decrease in the average amount of medium term notes outstanding during 1998 compared to 1997. The decrease in the average amount of medium term notes outstanding led to interest and related expenses decreasing 24.0% to $7.5 million and 33.4% to $24.7 million for the 13 and 39 weeks ended October 3, 1998, respectively, from the comparable 1997 periods. Earnings covered fixed charges 1.005 times for the 13 weeks and 39 Weeks ended October 3, 1998 and September 27, 1997, respectively.

Year 2000:

As a wholly-owned subsidiary of Sears, SDC uses Sears information systems and equipment to support its operations. Sears has implemented a comprehensive risk-based plan designed to make its corporate-wide operations Year 2000 compliant. Sears has established a corporate project office, which reports to an executive management team, to oversee, monitor and coordinate the corporate-wide 2000 effort. The Sears plan focuses on three areas: (i) information systems, (ii) business management and (iii) vendor relations. Of these three areas, only information systems and business management are applicable to SDC. The Sears plan generally covers four stages: (i) inventory,(ii) assessment, (iii) remediation and (iv) testing and certification. Sears is utilizing both internal and external resources to complete its Year 2000 initiatives.

The information systems area includes Sears proprietary and third party computer systems and related hardware, software and data and telephone networks. Approximately 50% of Sears information systems are presently
Year 2000 compliant. Remediation of the majority of Sears remaining systems is in process, with substantial completion anticipated by mid-1999. The testing and certification stage for these areas is targeted to be largely completed by mid-1999.

The business management area includes equipment and systems that contain embedded computer technology such as elevators and security systems. Sears assessment of these systems is nearing completion. Based on assurances from third parties, these systems present little Year 2000 exposure or risk.

Sears is developing contingency plans, such as alternative sourcing and identifying what actions would need to be taken if a critical system or service provider were not Year 2000 compliant. Sears expects these plans to be finalized by July 1999.

Despite Sears significant effort to make its systems and facilities
Year 2000 compliant, the ability of third party service providers, and certain other third parties, including governmental entities and utility companies, to be Year 2000 compliant is beyond the control of Sears. Accordingly, neither Sears nor SDC can give any assurances that the systems of other companies on which Sears systems rely will be timely converted or compatible with Sears systems. The failure of these entities to comply on a timely basis could have a material adverse effect on Sears and SDC.
At the present time, SDC does not expect Year 2000 issues to have a material adverse effect on its financial performance. SDC has not and will not bear any expenses in connection with the Year 2000 effort.

The foregoing statements relating to Sears and SDC's expectations as to their Year 2000 efforts are forward looking and are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. They are based on Sears and SDC's best estimates and may be updated as additional information becomes available. These statements are also based on assumptions about many important factors, including the technical skills of employees and independent contractors and the representations and preparedness of third parties. While SDC believes that these assumptions are reasonable,SDC cautions that it is impossible to predict the impact of certain facts that could cause actual results to differ from expected results.

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


November 9, 1998

/s/ William K. Phelan
William K. Phelan
Vice President and Controller

(Principal Accounting Officer
 and Authorized Officer of Registrant)

                                    E-1
                               EXHIBIT INDEX
                               SEARS DC CORP.
                     13 AND 39 WEEKS ENDED OCTOBER 3, 1998


Exhibit No.

3.1 Certificate of Incorporation of Discover Credit Corp. dated January 9, 1987 [Incorporated by reference to Exhibit 3(a) to Form 10 of the Registrant ("Form 10")*]

3.2 Amendment to Certificate of Incorporation of Discover Credit Corp. dated April 9, 1987 [Incorporated by reference to Exhibit 3(b) to Form 10*]

3.3   Certificate of Amendment of Certificate of Incorporation dated
      May 21, 1993 to change the name of Discover Credit Corp. to Sears DC Corp. [Incorporated by reference to exhibit 3 (c) to Form 10-K of the Registrant for the fiscal year ended December 28, 1996*]

3.4   By-laws of Sears DC Corp., as amended to February 6, 1996
      [Incorporated by reference to exhibit 3 (c) to Form 10-K of the Registrant for the fiscal year ended December 30, 1995*]

4 Registrant hereby agrees to furnish the Commission, upon request, with the instruments defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant

27    Financial Data Schedule

[FN]
_____________________
*Sec File No. 0-17955