Form 10-K
period 1999-01-02
SEARS DC CORP
filed 1999-03-25
CIK 815743

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                               _______________

                                  FORM 10-K

                      FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended January 2, 1999

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

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.x

As of February 28, 1999, the Registrant had 1,000 shares of common stock outstanding, all of which were held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this report with a reduced disclosure format.

                    DOCUMENTS INCORPORATED BY REFERENCE

Part II of this Form 10-K incorporates by reference certain information from the Sears, Roebuck and Co. 1998 Annual Report to Shareholders.








                                  SEARS DC CORP.
                                     PART 1

Item 1. Business

Sears DC Corp. ("SDC"), a wholly-owned subsidiary of Sears, Roebuck and Co. ("Sears") organized under the laws of Delaware in January 1987, was formed to borrow in domestic and foreign debt markets and lend the proceeds of such borrowings to Sears and certain direct and indirect subsidiaries of Sears in exchange for their unsecured notes. SDC raised funds through the sale of its medium-term notes and direct placement of commercial paper with corporate and institutional investors. The only outstanding debt of SDC is two series of medium-term notes. SDC does not plan to issue additional debt.

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

At February 28, 1999, SDC had no employees on its payroll and its officers and directors consisted of employees of affiliated companies. Its offices are located at 3711 Kennett Pike, Greenville, Delaware 19807.


Item 2. Properties.

None.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.




                                  SEARS DC CORP.
                                     PART II

Item 5. Market for Registrant's Common Equity and
Related Stockholder Matters.

There is no established public trading market for SDC's common stock. As of February 28, 1999, Sears owned all outstanding shares of SDC's common stock. During 1998 and 1997 there were no dividends declared or paid to Sears by SDC.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

SDC has invested funds in the unsecured notes of Sears, which pay interest sufficient to cover SDC's fixed charges at least 1.005 times, and in highly liquid short-term investments.

The $332.5 million in outstanding medium-term notes as of January 2, 1999 are not redeemable by SDC prior to their stated maturity except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables of Sears former subsidiary, Dean Witter, which is now a part of Morgan Stanley Dean Witter & Co.

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

Results of Operations

Medium-term notes outstanding decreased 25.1% to $332.5 million as of January 2, 1999 from $443.8 million as of January 3, 1998. The decrease in the notes was a result of payment on certain notes that reached their maturity date. Revenues decreased 32.7% to $32.3 million in 1998 from $48.0 million in 1997, primarily as a result of the decrease in the average amount of Sears notes outstanding during 1998 compared to 1997. Revenues decreased 43.5% to $48.0 million in 1997 from $85.0 million in 1996, primarily as a result of the decrease in the average amount of Sears notes outstanding during 1997 compared to 1996. The decrease in the average amount of medium-term notes outstanding led to interest and related expenses decreasing 32.9% to $32.0 million in 1998 from $47.7 million in 1997. In 1997 interest and related expenses decreased 43.5% to $47.7 million from $84.5 million in 1996 due to a decrease in the average amount of medium-term notes outstanding. Earnings covered fixed charges 1.005 times in 1998, 1997, and 1996.


Year 2000:

Year 2000 compliance is the ability of information systems to properly recognize and process dates and date-sensitive information including the year 2000 and beyond (commonly referred to as Year 2000 or Y2K). As a wholly-owned subsidiary of Sears, SDC uses Sears and Sears subsidiaries information systems and service providers to support its operations. Therefore, SDC does not have a Y2K compliance plan in place; it is relying on the company-wide Year 2000 effort being coordinated by Sears. If Sears is not successful in completing the implementation of its Year 2000 plan, SDC's operations could be materially impacted. Furthermore, because SDC lends the proceeds of its borrowings to Sears and certain subsidiaries of Sears, any material adverse Year 2000 effect on Sears or its subsidiaries ability to make timely payments to SDC could materially impact SDC's ability to make timely payments of principal and interest to the holders of its securities.

SDC has not and will not bear any expenses in connection with the Sears company-wide Year 2000 effort.

A complete description of the Sears Y2K initiative can be found on pages 29 and 31 of the Sears, Roebuck and Co. 1998 Annual Report under the heading "Year 2000", which description is incorporated by reference herein and filed as Exhibit 99 hereto.

Cautionary Statement Regarding Forward Looking Information:

Certain statements made in this Annual Report on Form 10-K (including the description of the Sears Year 2000 compliance effort) are forward-looking and are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such they involve risks and uncertainties that could cause actual results to differ materially. These statements are based on a number of assumptions about a variety of factors, including general economic conditions (such as interest rates) and, with respect to the discussion of Year 2000 matters, the technical skills of Sears employees and independent contractors, the representations and preparedness of third parties, vendors' delivery of merchandise and performance of services required by Sears and the collateral effects of Year 2000 compliance issues on Sears business partners and customers. While SDC believes that these assumptions are reasonable, SDC cautions that it is impossible to predict the impact of certain facts that could cause actual results to differ from expected results.



Item 7(a). Quantitative and Qualitative Disclosures about Market Risk

The following tables provide information about SDC's financial instruments that are sensitive to changes in interest rates. The fair value of SDC's long-term, fixed-rate debt was estimated by discounting estimated cash flows based on Sears current borrowing rates for debt with similar maturities. All items described in the tables below are non-trading.



1998
(millions, except percent)1999 2000 2001 2002 2003 Thereafter Total Fair
                                                                    Value

Long-term debt including
   current portion


Fixed rate amount        $119.5 - $135.5 $24.7 $9.0 $43.8   $332.5 $360.7


Average interest rate     8.34% -  8.97% 8.69% 8.58% 9.15%



1997

(millions, except percent)1998 1999 2000 2001 2002 Thereafter Total  Fair
                                                                     Value

Long-term debt including
   current portion


Fixed rate amount       $111.3 $119.5 - $135.5 $24.7  $52.8  $443.8  $475.5


Average interest rate    8.98%  8.34% -  8.97% 8.69%   9.05%




Item 8. Financial Statement and Supplementary Data

                                   SEARS DC CORP.
                                STATEMENTS OF INCOME



(thousands, except ratios)


                             1998                1997                 1996
Revenues
Earnings on notes of Sears   $32,290             $48,043              $84,958

Expenses
Interest and related expenses 32,035              47,721               84,453
  Operating expenses              95                  84                   83

      Total expenses          32,130              47,805               84,536



Income before income taxes       160                 238                  422

Income taxes                      56                  83                  148


Net income                      $104                $155                 $274


Ratio of earnings to
fixed charges                  1.005               1.005                1.005


See notes to financial statements


                                   SEARS DC CORP.
                         STATEMENTS OF FINANCIAL POSITION





(thousands)


                                     1998                  1997
Assets


Cash and cash equivalents      $       58                 $      54



Notes of Sears                    345,958                   459,455
Interest receivable
and other assets                      586                       853


 Total assets                  $  346,602                 $ 460,362


Liabilities

Medium-term notes              $  332,505                 $ 443,780

Interest payable and
other liabilities                   8,842                    11,431


Total liabilities                 341,347                   455,211

Stockholder's Equity

Common stock, par value
$1.00 per share, 1,000
shares authorized and outstanding    1                        1

  Capital in excess of par value     7                        7

  Retained income                   5,247                    5,143

    Total stockholder's equity      5,255                    5,151

Total liabilities and
stockholder's equity           $   346,602                $ 460,362

See notes to financial statements


                                  SEARS DC CORP.
                        STATEMENTS OF STOCKHOLDER'S EQUITY


(thousands)


                           1998                  1997             1996

Capital stock           $     1             $       1            $   1


Capital in excess
of par value                  7                     7                7


Retained income


  Beginning of year        5,143               4,988               4,714

  Net income                 104                 155                 274

  End of year              5,247               5,143               4,988



Total stockholder's
 equity               $    5,255             $ 5,151             $ 4,996



See notes to financial statements





                                      SEARS DC CORP.
                                 STATEMENTS OF CASH FLOWS



(thousands)


                                1998                1997             1996

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net income                    $  104             $   155          $  274


Adjustment to reconcile
net income to net cash used
in operating activities


Net change in interest
receivable and other assets
and interest payable and
other liabilities              (2,322)            (4,821)           (9,394)


Net cash used in operating
activities                     (2,218)            (4,666)           (9,120)

CASH FLOWS FROM INVESTING
ACTIVITIES:

Decrease in notes of Sears     113,497            339,765           458,945
Net cash provided by investing
activities                     113,497            339,765           458,945

CASH FLOWS FROM FINANCING
ACTIVITIES:

Repayments of medium-term
notes                         (111,275)           (335,100)        (449,825)
Net cash used in financing
activities                    (111,275)           (335,100)        (449,825)



Net increase (decrease) in
cash and cash equivalents        4                     (1)              -


Balance at beginning of year     54                    55              55


Balance at end of year         $ 58              $     54        $     55


Supplemental Disclosure of Cash Flow
  Information


Cash paid during the year

Interest                       $ 34,512          $  52,708       $  94,079

Incomes taxes                        83                148             195

See notes to financial statements




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

SDC's fiscal year ends on the Saturday nearest December 31. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

     Fiscal year                       Ended                       Weeks

      1998                          January 2, 1999                  52
      1997                          January 3, 1998                  53
      1996                         December 28, 1996                 52



Cash and cash equivalents includes all highly liquid investments with maturities of three months or less at the date of purchase.

The results of operations of SDC are included in the consolidated federal income tax return of Sears. Tax liabilities and benefits are allocated as generated by SDC, whether or not such benefits would be currently available on a separate return basis. Taxes are provided based on the statutory federal income tax rate.

2. BORROWINGS
The medium-term notes are not redeemable by SDC except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables. The fair market value of medium-term notes approximated $360.7 million and $475.5 million at January 2, 1999 and January 3, 1998, respectively, based on discounted cash flows using interest rates currently available to Sears. Selected details of SDC's borrowings are shown below.

(millions)                      1998                      1997

7.81% to 9.26% medium-term
notes due through 2012         $332.5                     $443.8


At January 2, 1999 medium-term note maturities for the next five years and thereafter were as follows:


                 1999             $119.5
                 2000                 -
                 2001              135.5
                 2002               24.7
                 2003                9.0
            Thereafter              43.8
                                  $332.5



                             SEARS DC CORP.
                               PART III

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


(b) Reports on Form 8-K:

There was no report on Form 8-K filed by the Registrant during the fourth quarter of 1998.






                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SEARS DC CORP.
                                           (Registrant)


                                            By: /s/ ROBERT J. PHELAN
                                                Robert J. Phelan
                                                Vice President and Controller



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



           Signature              Title                       Date


/s/JAMES D. CONSTANTINE      Director, President and           )
James D. Constantine         Chief Executive Officer           )
                             (Principal Executive Officer)     )
                                                               )
                                                               )
                                                               )
/s/LARRY R. RAYMOND          Director, Vice President          ) March 24, 1999
Larry R. Raymond             and Treasurer                     )
                             (Principal Financial Officer)     )
                                                               )
                                                               )
/s/ROBERT J. PHELAN           Vice President and Controller    )
Robert J. Phelan              (Principal Accounting Officer)   )
                                                               )
                                                               )
/s/JEFFREY N. BOYER                 Director                   )
Jeffrey N. Boyer                                               )






                               SEARS DC CORP.
                       INDEX TO FINANCIAL STATEMENTS
                YEARS ENDED JANUARY 2, 1999 AND JANUARY 3, 1998


                                                                    PAGE

STATEMENTS OF INCOME                                                 6

STATEMENTS OF FINANCIAL POSITION                                     7

STATEMENTS OF STOCKHOLDER'S EQUITY                                   8

STATEMENTS OF CASH FLOWS                                             9

NOTES TO FINANCIAL STATEMENTS                                       10

INDEPENDENT AUDITORS' REPORT                                        S-2





                                       S-1




INDEPENDENT AUDITORS' REPORT

To the Stockholder and Board of Directors
Sears DC Corp.
Greenville, DE

We have audited the accompanying Statements of Financial Position of Sears DC Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of January 2, 1999 and January 3, 1998, and the related Statements of Income, Stockholder's Equity and Cash Flows for each of the three years in the period ended January 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sears DC Corp. as of January 2, 1999 and January 3, 1998, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
Chicago, Illinois
March 16, 1999



                                       S-2

                                  EXHIBIT INDEX


3(a)   Certificate of Incorporation of Discover Credit Corp. dated January 9,
1987 (Incorporated by reference to Exhibit 3(a) to Form 10 of the Registrant (Form 10)*).

3(b)   Amendment to Certificate of Incorporation of Discover Credit Corp.
dated April 9, 1987 (Incorporated by reference to Exhibit 3(b) to Form 10*).

3(c)   Certificate of Amendment of Certificate of Incorporation dated May 21,
1993 to change the name of Discover Credit Corp. to Sears DC Corp. (Incorporated by reference to exhibit 3(c) on Form 10-K of the Registrant for the year ended December 30, 1995*).

3(d)   By-laws of Sears DC Corp., as amended to February 6, 1996
(Incorporated by reference to exhibit 3(c) on Form 10-K of the Registrant for the year ended December 30, 1995*).

4(a)    Net Worth Maintenance Agreement between Discover Credit Corp. and
Sears, Roebuck and Co., dated as of November 13, 1987 (Incorporated by reference to Exhibit 4 to Form 10*).

4(b)    Forms of fixed rate Medium-Term Note and floating rate Medium-Term
Note (Incorporated by reference to Exhibits 4.1 and 4.2 to Current Report on Form 8-K of the Registrant dated February 9, 1990*).

4(c)    Indenture, dated as of June 1, 1991 between Discover Credit Corp. and
Bank of Delaware as Trustee (Incorporated by reference to Exhibit 4 to Registration Statement No. 33-40056*).

4(d)    Forms of fixed rate Medium-Term Note Series II and floating rate
Medium-Term Note Series II (Incorporated by reference to Exhibits 4.2 and 4.3 to Current Report on Form 8-K of the Registrant dated June 20, 1991*).

4(e)    Indenture, dated as of February 15, 1992, between Discover Credit
Corp. and Harris Trust Company of New York (Incorporated by reference to
Exhibit 4.1 to Current Report on Form 8-K of the Registrant dated February 28, 1992*).

4(f)    Forms of fixed rate Medium-Term Note Series III and floating rate
Medium-Term Note Series III (Incorporated by reference to Exhibits 4.2 and
4.3 to Current Report on Form 8-K of the Registrant dated February 28,
1992*).

4(g)     The Registrant hereby agrees to furnish the Commission, upon request, with each instrument defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.

_________________________________________
*    SEC File No. 0-17955
**   Filed herewith

                                    E-1


















10(a)   Letter Agreement dated March 9, 1993 between Sears, Roebuck and Co.
and Discover Credit Corp. (Incorporated by reference to Exhibit 10(g) to Annual Report on Form 10-K of the Registrant for the year ended December 31, 1992*).

10(b)   Amendment dated March 22, 1994 to Letter Agreement dated March 9,
1993 between Sears, Roebuck and Co. and Discover Credit Corp. (Incorporated by reference to Exhibit 10(b) to Annual Report on Form 10-K of the Registrant for the year ended December 31, 1994*).

12      Calculation of ratio of earnings to fixed charges**

23      Consent of Deloitte & Touche LLP**

27      Financial Data Schedule**

99      Pages 29 and 31 of the Sears, Roebuck and Co. Annual Report
(Incorporated by reference to Exhibit 13.(ii) of the Sears, Roebuck and Co. Annual Report on Form 10-K for the fiscal year ended January 2, 1999 (File no. 1-416)).







______________________________
* SEC File No. 0-17955
** Filed herewith


















                                        E-2