Form 10-Q
period 1999-04-03
SEARS DC CORP
filed 1999-05-12
CIK 815743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549
               _______________

                 FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13
    OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                  1934
   For the quarterly period ended April 3, 1999

                    OR

    TRANSITION REPORT PURSUANT TO SECTION
    13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from __________ to
     __________

        Commission file number 0-17955

               SEARS DC CORP.

(Exact Name of Registrant as Specified in Its
Charter)

    Delaware             36-3533346
(State of Incorporation) ( I.R.S.
                         Employer Identification No.)

3711 Kennett Pike,
Greenville, Delaware         19807
(Address of Principal     (Zip Code)
Executive Offices)

Registrant's telephone number, including area code:
                302/888-3100

Registrant (1) has filed all reports required to be
filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months,
and (2) has been subject to such filing requirements
for the past 90 days.
Yes   X     No      .

As of April 30, 1999, the Registrant had 1,000 shares of common stock outstanding, all of which were held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General
Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with a reduced disclosure format.

           DOCUMENTS INCORPORATED BY REFERENCE

Part II of this Form 10-Q incorporates by reference certain information from the Sears, Roebuck and Co.
Quarterly Report on Form 10-Q for the quarter ended
April 3, 1999.


                  SEARS DC CORP.
       INDEX TO QUARTERLY REPORT ON FORM 10-Q
         13 WEEKS ENDED APRIL 3, 1999

                                                Page
Part I  - Financial Information.

  Item 1.  Financial Statements

           Statements of Income (unaudited) -
           13 Weeks Ended April 3, 1999 and
           April 4, 1998                          1

           Statements of Financial Position -
           April 3, 1999 (unaudited), April 4,
           1998 (unaudited), and January 2,1999   2

           Statements of Cash Flows (unaudited) -
           13 Weeks Ended April 3, 1999 and
           April 4, 1998                          3

           Notes to Financial Statements
          (unaudited)                             4


  Item 2.  Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations              5


Part II - Other Information.

  Item 6.   Exhibits and Reports on
            Form 8-K                              6

                  PART I. FINANCIAL INFORMATION
                   ITEM I. FINANCIAL STATEMENTS
                         SEARS DC CORP.
                     STATEMENTS OF INCOME
                           (Unaudited)

[S]                       13 Weeks Ended
                          [C]               [C]
                          April 3,          April 4,
                          1999              1998
(thousands, except
ratios)
Revenues
  Earnings on notes of
  Sears                   $7,106             $9,755


Expenses
  Interest and related
  expenses                 7,058              9,673

  Operating expenses          13                 33

  Total expenses           7,071              9,706

Income before income
taxes                         35                 49

Income taxes                  12                 17

Net income                  $ 23              $  32

Ratio of earnings to
fixed charges              1.005              1.005


See notes to financial statements.

                           SEARS DC CORP.
                  STATEMENTS OF FINANCIAL POSITION

                              (Unaudited)


                      April 3,    April 4,    January 2,
(thousands,           1999        1998        1999
except share
data)

Assets
  Cash and cash
  equivalents        $   58      $    59     $   58
  Notes of Sears    304,290      349,688    345,958
  Interest receiv-
  able and other
  assets                528          772        586
  Total assets      $304,876    $350,519   $346,602

Liabilities
  Medium-term
  notes             $298,175    $343,780   $332,505
  Interest payable
  and other
  liabilities          1,423       1,556      8,842


  Total liabilities  299,598     345,336    341,347

Stockholder's Equity
  Common stock, par
  value $1.00 per
  share, 1,000
  shares authorized
  and outstanding          1           1          1
  Capital in excess
  of par value             7           7          7
  Retained income      5,270       5,175      5,247

 Total stockholder's
  equity               5,278       5,183      5,255

Total liabilities
and stockholder's
equity                $304,876    $350,519  $346,602


See notes to financial statements.

                        SEARS DC CORP.
                  STATEMENTS OF CASH FLOWS
                         (Unaudited)

                             13 Weeks Ended
                         April 3,      April 4,
(thousands)              1999          1998


CASH FLOWS FROM
OPERATING ACTIVITIES:

Net income
                        $   23         $     32
Adjustments to
reconcile net income
to net cash used in
operating activities:

  Net change in interest
  receivable and other
  assets and interest
  payable and other
  liabilities           (7,361)          (9,794)
  Net cash used in
  operating activities  (7,338)          (9,762)

CASH FLOWS FROM
INVESTING ACTIVITIES:

Decrease in notes of
Sears                   41,668         109,767
   Net cash provided
   by investing
   activities           41,668         109,767

CASH FLOWS FROM
FINANCING ACTIVITIES:

Repayments of medium-
term notes             (34,330)       (100,000)
 Net cash used in
financing activities   (34,330)       (100,000)

Net increase in cash
and cash equivalents       -                 5

Cash and cash equiva-
lents at beginning of
period                      58              54

Cash and cash equiva-
lents at end of period $    58        $     59


See notes to financial
statements.


                        SEARS DC CORP.
               NOTES TO FINANCIAL STATEMENTS
                         (Unaudited)



Financial Statements
Sears DC Corp. ("SDC"), a wholly-owned subsidiary of Sears, Roebuck and Co. ("Sears"), was formed to borrow in domestic and foreign debt markets and lend the proceeds of such borrowings to Sears and certain direct and indirect subsidiaries of Sears in exchange for their unsecured notes. SDC raised funds through the sale of its medium-term notes and direct placement of commercial paper with corporate and institutional investors. The only outstanding debt of SDC is two series of medium-term notes. SDC does not plan to issue additional debt.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The significant accounting policies used in the presentation of these financial statements are consistent with the summary of significant accounting policies set forth in SDC's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, and these financial statements should be read in conjunction with the financial statements and notes found therein. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.

The medium-term notes are not redeemable except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables. Selected details of SDC's borrowings are shown below.

(millions)                  April 3,     April 4,
                            1999         1998


8.12% to 9.26% medium-
term notes due through
2012                       $298.2        $343.8


At April 3, 1999, medium-term note maturities for the next five years and thereafter are as follows:

                1999       $   85.2
                2000            -
                2001          135.5
                2002           24.7
                2003            9.0
                Thereafter     43.8
                           $  298.2

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              SEARS DC CORP.
                 13 WEEKS ENDED APRIL 3, 1999 AND APRIL 4, 1998


Financial Condition:
SDC has invested funds in the promissory notes of Sears, which pay interest sufficient to cover SDC's fixed charges at least 1.005 times, and in highly liquid short-term investments.

The $298.2 million in outstanding medium-term notes as of April 3, 1999 are not redeemable prior to their stated maturity except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables of Sears former subsidiary, Dean Witter, which is now a part of Morgan Stanley Dean Witter & Co.

Medium-term notes outstanding decreased 13.3% to $298.2 million as of April 3, 1999 from $343.8 million as of April 4, 1998. The decrease in the notes resulted from the payment on certain notes that reached their maturity date. The decrease in notes of Sears is due to the need to fund the payments on the medium-term notes outstanding.

Results of Operations:
Revenues decreased 27.2% to $7.1 million compared to $9.8 million for the 13 weeks ended April 3, 1999 and April 4, 1998, respectively. The decrease in revenues was primarily due to the decrease in the average amount of notes of Sears held during 1999 compared to 1998. The corresponding decrease in the average amount of medium-term notes outstanding led to interest and related expenses decreasing 27.0% to $7.1 million compared to $9.7 million from the comparable 1998 period. Earnings covered fixed charges 1.005 times for the 13 weeks ended April 3, 1999 and April 4, 1998 respectively.

Year 2000:
Year 2000 compliance is the ability of information systems to properly recognize and process dates and date-sensitive information including the year 2000 and beyond (commonly referred to as Year 2000 or Y2K). As a wholly-owned subsidiary of Sears, SDC uses Sears and Sears subsidiaries' information systems and service providers to support its operations. Therefore, SDC does not have a Y2K compliance plan in place; it is relying on the company-wide Year 2000 effort being coordinated by Sears. If Sears is not successful in completing the implementation of its Year 2000 plan, SDC's operations could be materially impacted. Furthermore, because SDC lends the proceeds of its borrowings to Sears and certain subsidiaries of Sears, any material adverse Year 2000 effect on Sears or its subsidiaries' ability to make timely payments to SDC could materially impact SDC's ability to make timely payments of principal and interest to the holders of its securities.

SDC has not and will not bear any expenses in connection with the Sears company-wide Year 2000 effort.

A complete description of the Sears Y2K initiative can be found on pages 29 and 31 of the Sears 1998 Annual Report under the heading "Year 2000," which description was incorporated by reference into SDC's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. An update to such description can be found in the "Management's Discussion and Analysis of Operations, Financial Condition and Liquidity" section of the Sears Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 under the heading "Year 2000," which description is incorporated by reference herein and filed as Exhibit 99 hereto.

Cautionary Statement Regarding Forward-Looking Information

Certain statements made in this report including the forgoing statements relating to Sears and SDC's expectations as to their Year 2000 efforts are forward looking and are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. They are based on Sears and SDC's best estimates and may be updated as additional information becomes available. These statements are also based on assumptions about many important factors, including the technical skills of employees and independent contractors, the representations and preparedness of third parties, vendors' delivery of merchandise and performance of services required by Sears and the collateral effects of Year 2000 compliance issues on Sears business partners and customers. While SDC believes that these assumptions are reasonable, SDC cautions that it is impossible to predict the impact of certain facts that could cause actual results to differ from expected results.

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

                                  Sears DC Corp.
                                 (Registrant)


May 11, 1999          By: ROBERT J.PHELAN
                          Robert J. Phelan
                          Vice President
                          and Controller

                         (Principal Accounting
                         Officer and Authorized
                         Officer of Registrant)

                                 E-1

                           EXHIBIT INDEX
                           SEARS DC CORP.
                  13 WEEKS ENDED APRIL 3, 1999

Exhibit No.

   3.1      Certificate of Incorporation of Discover
            Credit Corp. dated January 9, 1987
            (Incorporated by reference to Exhibit 3(a) to Form 10 of the Registrant ("Form 10")*).

   3.2 Amendment to Certificate of Incorporation of Discover Credit Corp. dated April 9, 1987
            (Incorporated by reference to Exhibit 3(b) to Form 10*).

   3.3      Certificate of Amendment of Certificate of
            Incorporation dated May 21, 1993 to change the name of Discover Credit Corp. to Sears DC
            Corp.  (Incorporated by reference to Exhibit
            3 (c) to Form 10-K of the Registrant for the fiscal year ended December 28, 1996*).

   3.4      By-laws of Sears DC Corp. as amended to
            February 6, 1996 (Incorporated by
            reference to Exhibit 3 (c) to Form 10-K of the Registrant for the fiscal year ended
            December 30, 1995*).

     4      Registrant hereby agrees to furnish the
            Securities and Exchange Commission, upon request, with the instruments defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.

     27     Financial Data Schedule**

     99     Year 2000 disclosure contained in the
            Sears, Roebuck and Co. Quarterly Report on
            Form 10-Q for the quarter ended April 3,
            1999.**
            _____________________
            *Sec File No. 0-17955
            **Filed herewith