Form 10-Q
period 1999-07-03
SEARS DC CORP
filed 1999-08-10
CIK 815743

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999

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


          Registrant's telephone number, including area code: 302/434-3100

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months, and(2) has been subject to such filing requirements for the past 90 days.
Yes   X     No

As of July 31, 1999, the Registrant had 1,000 shares of common stock outstanding, all of which were held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instruction H(1) (a) and(b) of Form 10-Q and is therefore filing this form with a reduced disclosure format.

                         DOCUMENTS INCORPORATED BY REFERENCE

Part II of this Form 10-Q incorporates by reference certain information From the Sears, Roebuck and Co. Quarterly Report on Form 10-Q for the Quarter ended July 3, 1999.









                                 SEARS DC CORP.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       13 AND 26 WEEKS ENDED JULY 3, 1999




                                                                    Page
Part I  - Financial Information

 Item 1. Financial Statements

  Statements of Income (unaudited) -
  13 and 26 Weeks Ended July 3, 1999 and July 4, 1998                 1

  Statements of Financial Position -
  July 3, 1999 (unaudited), July 4, 1998 (unaudited),
  and January 2, 1999                                                 2

  Statements of Cash Flows (unaudited) -
  26 Weeks Ended July 3, 1999 and July 4, 1998                        3

  Notes to Financial Statements (unaudited)                           4


 Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations                       5



Part II - Other Information

 Item 6. Exhibits and Reports on Form 8-K                             6

                        PART I. FINANCIAL INFORMATION
                        ITEM I. FINANCIAL STATEMENTS
                                SEARS DC CORP.
                             STATEMENTS OF INCOME
                                (Unaudited)




                                   13 Weeks Ended       26 Weeks Ended

                                July 3,   July 4,      July 3,    July 4,
(thousands, except ratios)        1999      1998         1999       1998
Revenues
   Earnings on notes of Sears   $  5,359  $  7,625      $12,465   $17,380

Expenses

   Interest and related expenses   5,320     7,555       12,378    17,228

   Operating expenses                 13        33           25        66

      Total expenses               5,333     7,588       12,403    17,294

Income before income taxes            26        37           62        86

Income taxes                           9        14           22        31

Net income                      $     17  $     23     $     40  $     55

Ratio of earnings to fixed
charges                            1.005     1.005        1.005     1.005

See notes to financial statements.


                                    SEARS DC CORP.
                          STATEMENTS OF FINANCIAL POSITION

                                        (Unaudited)
                                     July 3,     July 4,          January 2,
(thousands, except share data)         1999        1998              1999

Assets
     Cash and cash equivalents      $       57   $       59       $       58
     Notes of Sears                    223,921      357,313          345,958
     Interest receivable and
      other assets                         485          707              586
       Total assets                 $  224,463   $  358,079       $  346,602

Liabilities
     Medium-term notes              $  213,025   $  343,780       $  332,505
     Interest payable and
      other liabilities                  6,143        9,093            8,842
       Total liabilities               219,168      352,873          341,347


Stockholder's Equity
 Common stock, par value $1.00
  per share, 1,000 shares
  authorized and outstanding                 1            1                1
 Capital in excess of par value              7            7                7
 Retained income                         5,287        5,198            5,247
   Total stockholder's equity            5,295        5,206            5,255

 Total liabilities and
   stockholder's equity             $  224,463   $  358,079       $  346,602



 See notes to financial statements.


                                SEARS DC CORP.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)





                                                          26 Weeks Ended
                                                        July 3,     July 4,
(thousands)                                               1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $      40    $     55
Adjustments to reconcile net income to net cash
 used in operating activities:
   Net change in interest receivable and other assets
   and interest payable and other liabilities             (2,598)      (2,192)
   Net cash used in operating activities                  (2,558)      (2,137)

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in notes of Sears                               122,037       102,142
  Net cash provided by investing activities              122,037       102,142

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of medium-term notes                        (119,480)     (100,000)
 Net cash used in financing activities                 (119,480)     (100,000)

Net increase (decrease) in cash and cash equivalent          (1)             5

Cash and cash equivalents at beginning of period              58            54

Cash and cash equivalents at end of period            $       57     $      59


See notes to financial statements.


                                 SEARS DC CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)



Notes to Financial Statements
Sears DC Corp. ("SDC"), a wholly-owned subsidiary of Sears, Roebuck and Co.("Sears"), was formed to borrow in domestic and foreign debt markets and lend the proceeds of such borrowings to Sears and certain direct and indirect subsidiaries of Sears in exchange for their unsecured notes. SDC raised funds through the sale of its medium-term notes and direct placement of commercial paper with corporate and institutional investors.
The only current outstanding debt of SDC is two series of medium-term notes. SDC does not plan to issue additional debt.

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

The medium-term notes are not redeemable except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables of Sears former subsidiary, Dean Witter, which is now a part of Morgan Stanley Dean Witter & Co. Selected details of SDC's borrowings are shown below.

(millions)                                             July 3,   July 4,
                                                         1999      1998

8.52% to 9.26% medium-term notes due through 2012    $  213.0  $  343.8

At July 3, 1999, medium-term note maturities for remainder of 1999, the next four years, and thereafter are as follows:


           1999                                           $   -
           2000                                               -
           2001                                             135.5
           2002                                              24.7
           2003                                               9.0
           Thereafter                                        43.8

                                                          $ 213.0

                    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEARS DC CORP.
                  13 and 26 WEEKS ENDED JULY 3, 1999 AND JULY 4, 1998

Financial Condition:
SDC has invested funds in the promissory notes of Sears, which pay Interest sufficient to cover SDC's fixed charges at least 1.005 times, and in highly liquid short-term investments.

The $213.0 million in outstanding medium-term notes as of July 3, 1999 are not redeemable prior to their stated maturity except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables of Sears former subsidiary, Dean Witter, which is now a part of Morgan Stanley Dean Witter & Co.

Medium-term notes outstanding decreased 38.1% to $213.0 million as of July 3, 1999 from $343.8 million as of July 4, 1998. The decrease in the notes resulted from the payment on certain notes that reached their maturity date. The corresponding decrease in the notes of Sears is due to the need to fund the payments on the medium-term notes outstanding.

Results of Operations:
Revenues decreased 29.0% from $7.6 million to $5.4 million and 28.2% from $17.4 million to $12.5 million for the 13 and 26 weeks ended July 3, 1999, respectively, from the comparable 1998 periods. The decrease is a result of the reduction in the average amount of notes of Sears outstanding during 1999 compared to 1998.
The decrease in the average amount of medium-term notes outstanding led to interest and related expenses decreasing 30.3% from $7.6 million to $5.3 million and 27.9% from $17.2 million to $12.4 million for the 13 and 26 weeks ended July 3, 1999, respectively, from the comparable 1998 periods. Earnings covered fixed charges
1.005 times for the 13 and 26 weeks ended July 3, 1999 and July 4, 1998 respectively.

Year 2000:
Year 2000 compliance is the ability of information systems to properly recognize and process dates and date-sensitive information including the year 2000 and beyond (commonly referred to as Year 2000 or Y2K). As a wholly-owned subsidiary of Sears, SDC uses Sears and Sears subsidiaries' information systems and service providers o support its operations. Therefore, SDC does not have a Y2K compliance plan in place; it is relying on the company-wide Year 2000 effort being coordinated by Sears. If Sears is not successful in completing implementation of its Year 2000 plan, SDC's operations could be materially impacted. Furthermore, because SDC lends the proceeds of its borrowings to Sears and certain subsidiaries of Sears, any material adverse Year 2000 effect on Sears or its subsidiaries' ability to make timely payments to SDC could materially impact
SDC's ability to make timely payments of principal and interest to the holders of its securities.

SDC has not and will not bear any expenses in connection with the Sears company-wide Year 2000 effort.

A complete description of the Sears Y2K initiative can be found on pages 29 and 31 of the Sears 1998 Annual Report under the heading "Year 2000," which description was incorporated by reference into SDC's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. An update to such description can be found in the "Management's Discussion and Analysis of Operations, Financial Condition and Liquidity" section of the Sears Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 under the heading "Year 2000," which description is incorporated by reference herein and filed as Exhibit 99 hereto.

Cautionary Statement Regarding Forward-Looking Information:
Certain statements made in this Report, including but not limited to the forgoing statements relating to Sears and SDC's expectations as to their Year 2000 efforts, are forward looking and are made in reliance on the safe harbor provisions of the Private Securities
Litigation Reform Act of 1995. They are based on Sears and SDC's best estimates and may be updated as additional information becomes available. These statements are also based on assumptions about many important factors, including the technical skills of employees and independent contractors, the representations and preparedness of third parties, vendors' delivery of merchandise and performance of services required by Sears and the collateral effects of Year 2000 compliance issues on Sears business partners and customers. While SDC believes that these assumptions are reasonable, SDC cautions that it is impossible to predict the impact of certain facts that could cause actual results to differ from expected results.

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



                                            Sears DC Corp.
                                            (Registrant)


August 9, 1999                     By: /s/ROBERT J. PHELAN
                                          Robert J. Phelan
                                          Vice President and Controller

                                         (Principal Accounting Officer
                                         and Authorized Officer of Registrant)









                                       E-1

                                 EXHIBIT INDEX
                                 SEARS DC CORP.
                       13 AND 26 WEEKS ENDED JULY 3, 1999



Exhibit No.

3.1 Certificate of Incorporation of Discover Credit Corp. dated January 9, 1987 (Incorporated by reference to Exhibit 3(a) to Form 10 of the Registrant ("Form 10")*).

3.2 Amendment to Certificate of Incorporation of Discover Credit Corp. dated April 9, 1987 (Incorporated by reference to Exhibit 3(b) to Form 10*).

3.3 Certificate of Amendment of Certificate of Incorporation dated May 21, 1993 to change the name of Discover Credit Corp. to Sears DC Corp. (Incorporated by reference to Exhibit 3(c) to Form 10-K of the Registrant for the fiscal year ended December 28, 1996*).

3.4 By-laws of Sears DC Corp. as amended to February 6, 1996 (Incorporated by reference to Exhibit 3(c) to Form 10-K of the Registrant for the fiscal year ended December 30, 1995*).

4 Registrant hereby agrees to furnish the Securities and Exchange Commission, upon request, with the instruments defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.

27     Financial Data Schedule**

99 Year 2000 disclosure contained in the Sears, Roebuck and Co. Quarterly Report on Form 10-Q for the quarter ended July 3, 1999.**



       _____________________
       *Sec File No. 0-17955
       **Filed herewith