Form 10-Q
period 1999-11-09
SEARS DC CORP
filed 1999-11-09
CIK 815743

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                              _______________

                                 FORM 10-Q


          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999

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

As of October 31, 1999, the Registrant had 1,000 shares of common stock outstanding, all of which were held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instruction H(1) (a) and
(b) of Form 10-Q and is therefore filing this form with a reduced disclosure format.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II of this Form 10-Q incorporates by reference certain information from the Sears, Roebuck and Co. Quarterly Report on Form 10-Q for the quarter ended October 2, 1999.


SEARS DC CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 AND 39 WEEKS ENDED OCTOBER 2, 1999




Part I  - Financial Information
                                                                      Page

Item 1.Financial Statements

Statements of Income (unaudited) -
13 and 39 Weeks Ended October 2, 1999 and October 3, 1998               1

Statements of Financial Position -
October 2, 1999 (unaudited), October 3, 1998 (unaudited),
and January 2, 1999                                                     2

Statements of Cash Flows (unaudited) -
39 Weeks Ended October 2, 1999 and October 3, 1998                      3

Notes to Financial Statements (unaudited)                               4


Item 2.Management's Discussion and Analysis of
Financial Condition and Results of Operations                           5


Part II - Other Information

Item 6.     Exhibits and Reports on Form 8-K                            6
















                                   -1-

                      PART I. FINANCIAL INFORMATION
                       ITEM I. FINANCIAL STATEMENTS
                               SEARS DC CORP.
                            STATEMENTS OF INCOME
                                 (Unaudited)




                              13 Weeks Ended             39 Weeks Ended

                             October 2, October 3,     October 2,  October 3,
(thousands, except ratios)   1999       1998           1999        1998
Revenues
   Earnings on notes of
        Sears                $4,799     $7,551         $17,264     $24,931



Expenses

   Interest and related
        expenses              4,762      7,499          17,140      24,727
   Operating expenses            13         15              38          81

      Total expenses          4,775      7,514          17,178      24,808

Income before income taxes       24         37              86         123
Income taxes                      8         12              30          43

Net income                   $   16     $   25         $    56     $    80

Ratio of earnings to fixed
     charges                  1.005      1.005           1.005       1.005

See notes to financial statements.

                             SEARS DC CORP.
                     STATEMENTS OF FINANCIAL POSITION

                                                 (Unaudited)
                                           October 2,     October 3, January 2,
(thousands, except share data)             1999           1998       1999

Assets
     Cash and cash equivalents             $     56       $     58   $     58
     Notes of Sears    	                    219,181        340,884    345,958
     Interest receivable and other assets       453            645        586

          Total assets                     $219,690       $341,587   $346,602

Liabilities
     Medium-term notes                     $213,025       $334,780   $332,505
     Interest payable and other
          liabilities                         1,354          1,576      8,842

          Total liabilities                 214,379        336,356    341,347


Stockholder's Equity
     Common stock, par value $1.00 per
          share, 1,000 shares authorized
          and outstanding                         1              1           1
     Capital in excess of par value               7              7           7
     Retained income                          5,303          5,223       5,247

          Total stockholder's equity          5,311          5,231       5,255

     Total liabilities and stockholder's
          equity                           $219,690       $341,587    $346,602


 See notes to financial statements.

                                SEARS DC CORP.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)





                                                       39 Weeks Ended
                                                   October 2,    October 3,
(thousands)                                        1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $     56      $     80
Adjustments to reconcile net income to net cash
    used in operating activities:
    Net change in interest receivable and other
         assets and interest payable and other
         liabilities                                 (7,355)       (9,647)
     Net cash used in operating activities           (7,299)       (9,567)

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in notes of Sears                          126,777       118,571
     Net cash provided by investing activities      126,777       118,571

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of medium-term notes                    (119,480)     (109,000)
     Net cash used in financing activities         (119,480)     (109,000)

Net increase (decrease) in cash and cash
     equivalents                                         (2)            4

Cash and cash equivalents at beginning of period         58            54

Cash and cash equivalents at end of period         $     56      $     58

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

(millions)                                            October 2,   October 3,
                                                      1999         1998
8.52% to 9.26% medium-term notes due through 2012     $  213.0     $  334.8

At October 2, 1999, medium-term note maturities for the remainder of 1999, the next four years, and thereafter are as follows:


                         1999              $    -
                         2000                   -
                         2001               135.5
                         2002                24.7
                         2003                 9.0
                         Thereafter          43.8

                                           $213.0

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEARS DC CORP.
           13 AND 39 WEEKS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998

Financial Condition:
SDC has invested funds in the promissory notes of Sears, which pay interest sufficient to cover SDC's fixed charges at least 1.005 times, and in highly liquid short-term investments.

The $213.0 million in outstanding medium-term notes as of October 2, 1999 are not redeemable prior to their stated maturity except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables of Sears former subsidiary, Dean Witter, which is now a part of Morgan Stanley Dean Witter & Co.

Medium-term notes outstanding decreased 36.4% to $213.0 million as of October 2, 1999 from $334.8 million as of October 3, 1998. The decrease in the notes resulted from the payment on certain notes that reached their maturity date. The corresponding decrease in the notes of Sears is due to the need to fund the payments on the medium-term notes outstanding.

Results of Operations:
Revenues decreased 36.8% from $7.6 million to $4.8 million and 30.5% from $24.9 million to $17.3 million for the 13 and 39 weeks ended October 2, 1999, respectively, from the comparable 1998 periods. The decrease is a result of the reduction in the average amount of notes of Sears outstanding during 1999 compared to 1998. The decrease in the average amount of medium-term notes outstanding led to interest and related expenses decreasing 36.0% from $7.5 million to $4.8 million and 30.8% from $24.7 million to $17.1 million for the 13 and 39 weeks ended October 2, 1999, respectively, from the comparable 1998 periods. Earnings covered fixed charges 1.005 times for the 13 and 39 weeks ended October 2, 1999 and October 3, 1998 respectively.

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

A complete description of the Sears Y2K initiative can be found on pages 29 and 31 of the Sears 1998 Annual Report under the heading "Year 2000," which description was incorporated by reference into SDC's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. An update to such description can be found in the "Management's Discussion and Analysis of Operations, Financial Condition and Liquidity" section of the Sears Quarterly Report on Form 10-Q for the quarter ended October 2, 1999 under the heading "Year 2000," which description is incorporated by reference herein and filed as Exhibit 99 hereto.

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



                                Sears DC Corp.
                                (Registrant)


November 8, 1999                By:  /s/ROBERT J. PHELAN
                                     Robert J. Phelan
                                     Vice President and Controller

                                    (Principal Accounting Officer
                                     and Authorized Officer of Registrant)







                                   E-1

                              EXHIBIT INDEX
                              SEARS DC CORP.
                   13 AND 39 WEEKS ENDED OCTOBER 2, 1999



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

27      Financial Data Schedule**

99 Year 2000 disclosure contained in the Sears, Roebuck and Co. Quarterly Report on Form 10-Q for the quarter ended October 2, 1999.**



         _____________________
*Sec File No. 0-17955
**Filed herewith