Form 10-K405
period 2000-01-01
SEARS DC CORP
filed 2000-03-28
CIK 815743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2000

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

Yes X . No .

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of February 29, 2000, the Registrant had 1,000 shares of common stock outstanding, all of which were held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this report with a reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

Part II of this Form 10-K incorporates by reference certain information from the Sears, Roebuck and Co. 1999 Annual Report to Shareholders.

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

                                        At February 29, 2000, SDC had no employees on its payroll and its officers and directors consisted of employees of affiliated companies. Its offices are located at 3711 Kennett
                                        Pike, Greenville, Delaware 19807.

Item 2. Properties.

None.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

SEARS DC CORP.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

There is no established public trading market for SDC's common stock. As of February 29, 2000, Sears owned all outstanding shares of SDC's common stock. During 1999 and 1998 there were no dividends declared or paid to Sears by SDC. Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and

Results of Operations.

Financial Condition

                    SDC has invested funds in the unsecured notes of Sears, which pay interest sufficient to cover
                    SDC's fixed charges at least 1.005 times, and in highly liquid short-term investments. The $213.0 million in outstanding medium-term notes as of January 1, 2000 are not redeemable by SDC prior to their stated maturity except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables of Sears former subsidiary, Dean Witter, which is now a part of Morgan Stanley Dean Witter & Co.

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

In addition to the change in the rating of Sears debt by Moody's Investor Service, as identified in Item 14, on February 24, 2000, the Duff & Phelps Credit Rating Co. changed its ratings on the Company's debt securities from A, to A-.

 Results of Operations Medium-term notes outstanding decreased 35.9% to $213.0 million as of January 1, 2000 from $332.5 million as of January 2, 1999. The decrease in the notes was a result of payment on certain notes that reached their maturity dates. Revenues decreased 31.6% to $22.1 million in 1999 from $32.3 million in 1998, primarily as a result of the decrease in the average amount of Sears notes outstanding during 1999 compared to 1998. Revenues decreased 32.7% to $32.3 million in 1998 from $48.0 million in 1997, primarily as a result of the decrease in the average amount of Sears notes outstanding during 1998 compared to 1997. The decrease in the average amount of medium-term notes outstanding led to interest and related expenses decreasing 31.6% to $21.9 million in 1999 from $32.0 million in 1998. In 1998 interest and related expenses decreased 32.9% to $32.0 million from $47.7 million in 1997 due to a decrease in the average amount of medium-term notes outstanding. Earnings covered fixed charges 1.005 times in 1999, 1998, and 1997. Year 2000 Year 2000 compliance is the ability of information systems to properly recognize and process dates and date-sensitive information, including dates in the year 2000 and beyond. As a wholly owned subsidiary of Sears, SDC uses Sears systems and has relied on Sears year 2000 compliance efforts. Sears has not experienced significant year 2000 problems.

A complete description of the Sears year 2000 initiative can be found on page 29 of the Sears, Roebuck and Co. 1999 Annual Report under the heading "Year 2000", which is incorporated by reference in, and filed as Exhibit 99 to, this report.

Cautionary Statement Regarding Forward Looking Information:

Certain statements made in this Annual Report on Form 10-K are forward-looking and are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such they involve risks and uncertainties that could cause actual results to differ materially. These statements are based on a number of assumptions about a variety of factors, including the ability of Sears to perform under the agreements described herein and general economic conditions (such as interest rates) and, with respect to the discussion of Year 2000 matters, the technical skills of Sears employees and independent contractors, the representations and preparedness of third parties, vendors' delivery of merchandise and performance of services required by Sears and the collateral effects of Year 2000 compliance issues on Sears business partners and customers. While SDC believes that these assumptions are reasonable, SDC cautions that it is impossible to predict the impact of certain facts that could cause actual results to differ from expected results.

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
1999
(millions, except percent)	2000	2001	2002	2003	2004	Thereafter	Total	Fair Value

Long-term debt including Current portion

Fixed rate amount	-	$135.5	$24.7	$9.0	-	$43.8	$213.0	$220.5

Average interest rate	-	8.97%	8.69%	8.58%	-	9.15%

1998
(millions, except percent)	1999	2000	2001	2002	2003	Thereafter	Total	Fair Value

Long-term debt including Current portion

Fixed rate amount	$119.5	-	$135.5	$24.7	$9.0	$43.8	$332.5	$360.7

Average interest rate	8.34%	-	8.97%	8.69%	8.58%	9.15%

Item 8. Financial Statement and Supplementary Data

SEARS DC CORP.
STATEMENTS OF INCOME

(thousands, except ratios)

	1999	1998	1997
Revenues
Earnings on notes of Sears	$22,076	$32,290	$48,043

Expenses
Interest and related expenses	21,916	32,035	47,721
Operating expenses	51	95	84

Total expenses	21,967	32,130	47,805

Income before income taxes	109	160	238

Income taxes	38	56	83

Net income	$71	$104	$155

Ratio of earnings to fixed charges	1.005	1.005	1.005

See notes to financial statements

SEARS DC CORP.
STATEMENTS OF FINANCIAL POSITION

(thousands)

	1999	1998
Assets

Cash and cash equivalents	$-	$58

Notes of Sears	223,993	345,958
Interest receivable and other assets	420	586

Total assets	$224,413	$346,602

Liabilities

Medium-term notes	$213,025	$332,505

Interest payable and other liabilities	6,062	8,842

Total liabilities	219,087	341,347

Stockholder's Equity

Common stock, par value $1.00 per share,
1,000 shares authorized and outstanding	1	1

Capital in excess of par value	7	7

Retained income	5,318	5,247

Total stockholder's equity	5,326	5,255

Total liabilities and stockholder's equity	$224,413	$346,602

See notes to financial statements

SEARS DC CORP.
STATEMENTS OF STOCKHOLDER'S EQUITY

(thousands)

	1999	1998	1997

Capital stock	$1	$1	$1

Capital in excess of par value	7	7	7

Retained income

Beginning of year	5,247	5,143	4,988

Net income	71	104	155

End of year	5,318	5,247	5,143

Total stockholder's equity	$5,326	$5,255	$5,151

See notes to financial statements

SEARS DC CORP.
STATEMENTS OF CASH FLOWS

(thousands)	1999	1998	1997
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net income	$71	$104	$155

Adjustment to reconcile net income to
net cash used in operating activities

Net change in interest receivable and
other assets and interest payable and
other liabilities	(2,614)	(2,322)	(4,821)
Net cash used in operating activities	(2,543)	(2,218)	(4,666)

CASH FLOWS FROM INVESTING
ACTIVITIES:

Decrease in notes of Sears	121,965	113,497	339,765
Net cash provided by investing activities	121,965	113,497	339,765

CASH FLOWS FROM FINANCING
ACTIVITIES:
Repayments of medium-term notes	(119,480)	(111,275)	(335,100)
Net cash used in financing activities	(119,480)	(111,275)	(335,100)

Net increase (decrease) in cash and
cash equivalents	(58)	4	(1)

Balance at beginning of year	58	54	55

Balance at end of year	$-	$58	$54

Supplemental Disclosure of Cash Flow
Information

Cash paid during the year

Interest	$24,561	$34,512	$52,708

Incomes taxes	56	83	148

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

1999 January 1, 2000 52

1998 January 2, 1999 52

1997 January 3, 1998 53

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

2. BORROWINGS

The medium-term notes are not redeemable by SDC except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables. The fair market value of medium-term notes approximated $220.5 million and $360.7 million at January 1, 2000 and January 2, 1999, respectively, based on discounted cash flows using interest rates currently available to Sears. Selected details of SDC's borrowings are shown below.

(millions)		1999	1998

8.52% to 9.26% medium-term notes due through 2012		$213.0	$332.5

At January 1, 2000 medium-term note maturities for the next five years and thereafter were as follows:

	2000	$-
	2001	135.5
	2002	24.7
	2003	9.0
	2004	-
	Thereafter	43.8

		$213.0

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

    Reports on Form 8-K:
Sears DC filed a Current Report on Form 8-K dated December 15, 1999, reporting under Item 5 that Moody's Investor Service had announced that it had lowered the debt ratings of Sears, Roebuck and Co.

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

Signature                                                     Title                                             Date

/s/LARRY R. RAYMOND                         Director, President and           )

Larry R. Raymond                                       Chief Executive Officer         )

                                                                    (Principal Executive Officer)  )

/s/KEITH E. TROST                                 Vice President and Treasurer   )        March 24, 2000

Keith E. Trost                                              (Principal Financial Officer)    )

/s/ROBERT J. PHELAN                             Vice President and Controller )

Robert J. Phelan                                          (Principal Accounting Officer) )

/s/Jeffrey N. Boyer                                     Director                                 )

Jeffrey N. Boyer                                                                                    & )

SEARS DC CORP.

INDEX TO FINANCIAL STATEMENTS

YEARS ENDED JANUARY 1, 2000 AND JANUARY 2, 1999

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

INDEPENDENT AUDITORS' REPORT                                    S-2

S-1

INDEPENDENT AUDITORS' REPORT

To the Stockholder and Board of Directors

Sears DC Corp.

Greenville, DE

We have audited the accompanying Statements of Financial Position of Sears DC Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of January 1, 2000 and January 2, 1999, and the related Statements of Income, Stockholder's Equity and Cash Flows for each of the three years in the period ended January 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sears DC Corp. as of January 1, 2000 and January 2, 1999, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2000, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 16, 2000

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

12 Calculation of ratio of earnings to fixed charges**

23 Consent of Deloitte & Touche LLP**
  Financial Data Schedule**
99 Page 29 of the Sears, Roebuck and Co. Annual Report (Incorporated by reference to Exhibit 13.(ii) of the Sears, Roebuck and Co. Annual Report on Form 10-K for the fiscal year ended January 1, 2000). ______________________________

* SEC File No. 0-17955

** Filed herewith

E-2

Exhibit 12

SEARS DC CORP.

CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES

(thousands)	1999	1998	1997

Income before income taxes	$109	$160	$238

Fixed Charges	21,916	32,035	47,721

(i) Earnings available for Fixed Charges	22,025	32,195	47,959

(ii) Fixed Charges	21,916	32,035	47,721

Ratio of Earnings to Fixed Charges (i/ii)	1.005	1.005	1.005

Exhibit 23

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in Registration Statement No. 33-44671 of Sears DC Corp. of our report dated March 24, 2000 appearing in this Annual Report on Form 10-K of Sears DC Corp. for the year ended January 1, 2000.

/S/Deloitte & Touche LLP

Deloitte & Touche LLP

Chicago, Illinois

March 16, 2000