Form 10-Q
period 2000-04-01
SEARS DC CORP
filed 2000-05-15
CIK 815743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 0-17955

SEARS DC CORP.

(Exact Name of Registrant as Specified in Its Charter)

          Delaware                                                                                               36-3533346
(State of Incorporation)                                                                   ( I.R.S. Employer Identification No.)

3711 Kennett Pike, Greenville, Delaware                                                               19807
(Address of Principal Executive Offices)                                                             (Zip Code)

Registrant's telephone number, including area code: 302/434-3100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock par value $1.00 per share.

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes X . No .

As of March 31, 2000, the Registrant had 1,000 shares of common stock outstanding, all of which were held by Sears,
Roebuck and Co.

Registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with a reduced disclosure format.

SEARS DC CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 WEEKS ENDED APRIL 1, 2000

Part I - Financial Information	Page
Item 1. Financial Statements

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
SEARS DC CORP.
STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended

	April 1,	April 3,
(thousands, except ratios)	2000	1999

Revenues
Earnings on notes of Sears	$ 4,809	$ 7,106

Expenses

Interest and related expenses	4,773	7,058
Operating expenses	12	13

Total expenses	4,785	7,071

Income before income taxes	24	35

Income taxes	8	12

Net income	$ 16	$ 23

Ratio of earnings to fixed charges	1.005	1.005

See notes to financial statements.

SEARS DC CORP.
STATEMENTS OF FINANCIAL POSITION

	(Unaudited)
	April 1,	April 3,	January 1,
(thousands, except share data)	2000	1999	2000

Assets
Cash and cash equivalents	$ -	$ 58	$ -
Notes of Sears	228,802	304,290	223,993
Interest receivable and other assets	391	528	420
Total assets	$ 229,193	$ 304,876	$ 224,413

Liabilities
Medium-term notes	$ 213,025	$ 298,175	$ 213,025
Interest payable and other liabilities	10,826	1,423	6,062
Total liabilities	223,851	299,598	219,087

Stockholder's Equity
Common stock, par value $1.00 per share, 1,000
Shares authorized and outstanding	1	1	1
Capital in excess of par value	7	7	7
Retained income	5,334	5,270	5,318
Total stockholder's equity	5,342	5,278	5,326

Total liabilities and stockholder's equity	$ 229,193	$ 304,876	$ 224,413

See notes to financial statements.

SEARS DC CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
	April 1,	April 3,
(thousands)	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 16	$ 23
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net change in interest receivable and other assets
and interest payable and other liabilities	4,793	(7,361)
Net cash provided by (used in) operating activities	4,809	(7,338)

CASH FLOWS FROM INVESTING ACTIVITIES:

(Increase) decrease in notes of Sears	(4,809)	41,668
Net cash provided by (used in) investing activities	(4,809)	41,668

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of medium-term notes	-	(34,330)
Net cash used in financing activities	-	(34,330)

Net increase in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	58

Cash and cash equivalents at end of period	$ -	$ 58

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The significant accounting policies used in the presentation of these financial statements are consistent with the summary of significant accounting policies set forth in SDC's Annual Report on Form 10-K for the fiscal year ended January 1, 2000, and these financial statements should be read in conjunction with the financial statements and notes found therein. The interim financial statements reflect all adjustments
(consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.

The medium-term notes are not redeemable except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining
Discover Card receivables of Sears former subsidiary, Dean Witter, which is now a part of Morgan Stanley
Dean Witter & Co. Selected details of SDC's borrowings are shown below.

(millions)	April 1, 2000	April 3, 1999

8.52% to 9.26% medium-term notes due through 2012	$ 213.0	$ 298.2

At April 1, 2000, medium-term note maturities for the remainder of 2000, the next four years, and thereafter are as follows:

2000	$-
2001	135.5
2002	24.7
2003	9.0
2004	-
Thereafter	43.8

$213.0

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEARS DC CORP.
13 WEEKS ENDED APRIL 1, 2000 AND APRIL 3, 1999

Financial Condition:

SDC has invested funds in the promissory notes of Sears, which pay interest sufficient to cover SDC's fixed charges at least 1.005 times, and in highly liquid short-term investments.

The $213.0 million in outstanding medium-term notes as of April 1, 2000 are not redeemable prior to their stated maturity except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances in the event of declining Discover Card receivables of Sears former subsidiary, Dean Witter, which is now a part of Morgan Stanley Dean Witter & Co.

Medium-term notes outstanding decreased 28.6% to $213.0 million as of April 1, 2000 from $298.2 million as of April 3, 1999. The decrease in the notes resulted from the payment on certain notes that reached their maturity date. The corresponding decrease in the notes of Sears is due to the need to fund the payments on the medium-term notes outstanding.

Results of Operations:

Revenues decreased 32.4% from $7.1 million to $4.8 million for the 13 weeks ended April 1, 2000, and
April 3, 1999, respectively. The decrease is a result of the reduction in the average amount of notes of
Sears outstanding during 2000 compared to 1999. The decrease in the average amount of medium-term notes outstanding led to interest and related expenses decreasing 32.4% from $7.1 million to $4.8 million for the 13 weeks ended April 1, 2000, and April 3, 1999 respectively. Earnings covered fixed charges
1.005 times for the 13 weeks ended April 1, 2000 and April 3, 1999 respectively.

Cautionary Statement Regarding Forward-Looking Information:

Certain statements made in this Report on Form 10-Q are forward-looking and are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such they involve risks and uncertainties that could cause actual results to differ materially. These statements are based on a number of assumptions about a variety of factors, including the ability of Sears to perform under the agreements described herein and general economic conditions (such as interest rates). While SDC believes that these assumptions are reasonable, SDC cautions that it is impossible to predict the impact of certain facts that could cause actual results to differ from expected results.

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

May 12, 2000                                                      By: ROBERT J. PHELAN
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
13 WEEKS ENDED APRIL 1, 2000

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

  _____________________
*Sec File No. 0-17955
**Filed herewith