Form 10-Q
period 2000-07-01
SEARS DC CORP
filed 2000-08-14
CIK 815743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-17955

SEARS DC CORP.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)		36-3533346 (I.R.S. Employer Identification No.)

3711 Kennett Pike, Greenville, Delaware (Address of principal executive offices)		19807 (Zip Code)
Registrant's telephone number, including area code: 302/434-3100

Registrant [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and [2] has been subject to such filing requirements for the past 90 days.

Yes	X	No

As of June 30, 2000, the Registrant had 1,000 shares of common stock, par value $1.00 per share, outstanding, all of which were held by Sears, Roebuck and Co.
Registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with a reduced disclosure format.

SEARS DC CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 AND 26 WEEKS ENDED JULY 1, 2000

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
SEARS DC CORP.
STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended

	July 1,	July 3,	July 1,	July 3,
(thousands, except ratios)	2000	1999	2000	1999

Revenues
Earnings on notes of Sears	$4,809	$5,359	$9,618	$12,465

Expenses

Interest and related expenses	4,774	5,320	9,547	12,378
Operating expenses	11	13	23	25

Total expenses	4,785	5,333	9,570	12,403

Income before income taxes	24	26	48	62

Income taxes	9	9	17	22

Net income	$15	$17	$31	$40

Ratio of earnings to fixed charges	1.005	1.005	1.005	1.005

See notes to financial statements.

SEARS DC CORP.
STATEMENTS OF FINANCIAL POSITION

	(Unaudited)
	July 1,	July 3,	January 1,
(thousands, except share data)	2000	1999	2000

Assets
Cash and cash equivalents	$-	$57	$-
Notes of Sears	224,071	223,921	223,993
Interest receivable and other assets	361	485	420
Total assets	$224,432	$224,463	$224,413

Liabilities
Medium-term notes	$213,025	$213,025	$213,025
Interest payable and other liabilities	6,050	6,143	6,062
Total liabilities	219,075	219,168	219,087

Stockholder's Equity
Common stock, par value $1.00 per share, 1,000
Shares authorized and outstanding	1	1	1
Capital in excess of par value	7	7	7
Retained income	5,349	5,287	5,318
Total stockholder's equity	5,357	5,295	5,326

Total liabilities and stockholder's equity	$224,432	$224,463	$224,413

See notes to financial statements.

SEARS DC CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
	July 1,	July 3,
(thousands)	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31	$40
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net change in interest receivable and other assets
and interest payable and other liabilities	47	(2,598)
Net cash provided by (used in) operating activities	78	(2,558)

CASH FLOWS FROM INVESTING ACTIVITIES:

(Increase) decrease in notes of Sears	(78)	122,037
Net cash provided by (used in) investing activities	(78)	122,037

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of medium-term notes	-	(119,480)
Net cash used in financing activities	-	(119,480)

Net increase in cash and cash equivalents	-	(1)

Cash and cash equivalents at beginning of period	-	58

Cash and cash equivalents at end of period	$ -	$ 57

See notes to financial statements.

SEARS DC CORP.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Notes to Financial Statements (thousands)

Sears DC Corp. ("SDC"), a wholly-owned subsidiary of Sears, Roebuck and Co. ("Sears"), was formed to borrow in domestic and foreign debt markets and lend the proceeds of such borrowings to Sears and certain direct and indirect subsidiaries of Sears in exchange for their unsecured notes. SDC raised funds through the sale of its medium-term notes and direct placement of commercial paper with corporate and institutional investors. The only current outstanding debts of SDC are two series of medium-term notes. SDC does not plan to issue additional debt.

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

The medium-term notes are not redeemable except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances, primarily in the event of a significant decline in Discover Card receivables of Sears former subsidiary, Dean Witter, which is now a part of Morgan Stanley Dean Witter & Co. Selected details of SDC's borrowings are shown below.

	July 1, 2000	July 3, 1999
8.52% to 9.26% medium-term notes due through 2012	$213,025	$213,025

At July 1, 2000, medium-term note maturities for the remainder of 2000, the next four years, and thereafter are as follows:

2000	$-
2001	135,500
2002	24,725
2003	9,000
2004	-
Thereafter	43,800

$213,025

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEARS DC CORP.

13 AND 26 WEEKS ENDED JULY 1, 2000 AND JULY 3, 1999

(thousands)

Financial Condition:

SDC has invested funds in the promissory notes of Sears, which pay interest sufficient to cover SDC's fixed charges at least 1.005 times, and in highly liquid short-term investments.

The $213,025 in outstanding medium-term notes as of July 1, 2000 are not redeemable prior to their stated maturity except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances, primarily in the event of a significant decline in Discover Card receivables of Sears former subsidiary, Dean Witter, which is now a part of Morgan Stanley Dean Witter & Co.

Results of Operations:

Revenues decreased 10.3% from $5,359 to $4,809 and 22.8% from $12,465 to $9,618 for the 13 and 26 weeks ended July 3, 1999, and July 1, 2000, respectively. The decrease is a result of the reduction in the average amount of notes of Sears outstanding during 2000 compared to 1999. The decrease in the average amount of medium-term notes outstanding led to interest and related expenses decreasing 10.3% from $5,320 to $4,774 and 22.9% from $12,378 to $9,547 for the 13 and 26 weeks ended July 3, 1999, and July 1, 2000 respectively. Earnings covered fixed charges 1.005 times for the 13 and 26 weeks ended July 3, 1999 and July 1, 2000 respectively.

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
Sears DC Corp.
(Registrant)

August 11, 2000	By:	/s/ROBERT J. PHELAN
Robert J. Phelan Vice President and Controller
(Principal Accounting Officer and Authorized Officer of Registrant)

E-1

EXHIBIT INDEX
SEARS DC CORP.
13 AND 26 WEEKS ENDED JULY 1, 2000

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
*Sec File No. 0-17955
**Filed herewith