Form 10-Q
period 2000-09-30
SEARS DC CORP
filed 2000-11-03
CIK 815743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

As of September 30, 2000, the Registrant had 1,000 shares of common stock, par value $1.00 per share, outstanding, all of which were held by Sears, Roebuck and Co.
Registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with a reduced disclosure format.

SEARS DC CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 AND 39 WEEKS ENDED SEPTEMBER 30, 2000

Part I - Financial Information		Page

Item 1.	Financial Statements

	Statements of Income (unaudited) -
	13 and 39 Weeks Ended September 30, 2000 and October 2, 1999	1

	Statements of Financial Position -
	September 30, 2000 (unaudited), October 2, 1999 (unaudited),
	and January 1, 2000	2

	Statements of Cash Flows (unaudited) -
	39 Weeks Ended September 30, 2000 and October 2, 1999	3

	Notes to Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	5

Part II - Other Information

Item 6.	Exhibits and Reports on Form 8-K	6

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
SEARS DC CORP.
STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended			39 Weeks Ended

	Sept. 30,	Oct. 2,	Sept. 30,	Oct. 2,
(thousands, except ratios)	2000	1999	2000	1999

Revenues
Earnings on notes of Sears	$ 4,804	$ 4,799	$ 14,422	$ 17,264

Expenses

Interest and related expenses	4,774	4,762	14,321	17,140
Operating expenses	6	13	29	38

Total expenses	4,780	4,775	14,350	17,178

Income before income taxes	24	24	72	86

Income taxes	8	8	25	30

Net income	$ 16	$ 16	$ 47	$ 56

Ratio of earnings to fixed charges	1.005	1.005	1.005	1.005

See notes to financial statements.

SEARS DC CORP.
STATEMENTS OF FINANCIAL POSITION

	(Unaudited)
	Sept. 30,	Oct. 2,	January 1,
(thousands, except share data)	2000	1999	2000

Assets
Cash and cash equivalents	$ -	$ 56	$ -
Notes of Sears	228,875	219,181	223,993
Interest receivable and other assets	331	453	420
Total assets	$ 229,206	$ 219,690	$ 224,413

Liabilities
Medium-term notes	$ 213,025	$ 213,025	$ 213,025
Interest payable and other liabilities	10,808	1,354	6,062
Total liabilities	223,833	214,379	219,087

Stockholder's Equity
Common stock par value $1.00 per share,
1,000 shares authorized and outstanding	1	1	1
Capital in excess of par value	7	7	7
Retained income	5,365	5,303	5,318
Total stockholder's equity	5,373	5,311	5,326

Total liabilities and stockholder's equity	$ 229,206	$ 219,690	$ 224,413

See notes to financial statements.

SEARS DC CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
	Sept. 30,	Oct. 2,
(thousands)	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 47	$ 56
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net change in interest receivable and other assets
and interest payable and other liabilities	4,835	(7,355)
Net cash provided by (used in) operating activities	4,882	(7,299)

CASH FLOWS FROM INVESTING ACTIVITIES:

(Increase) decrease in notes of Sears	(4,882)	126,777
Net cash provided by (used in) investing activities	(4,882)	126,777

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of medium-term notes	-	(119,480)
Net cash used in financing activities	-	(119,480)

Net increase in cash and cash equivalents	-	(2)

Cash and cash equivalents at beginning of period	-	58

Cash and cash equivalents at end of period	$ -	$ 56

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

	Sept.30, 2000	Oct. 2, 1999

8.52% to 9.26% medium-term notes due through 2012	$ 213,025	$ 213,025

At September 30, 2000, medium-term note maturities for the remainder of 2000, the next four years, and thereafter are as follows:

2000	$-
2001	135,500
2002	24,725
2003	9,000
2004	-
Thereafter	43,800

$213,025

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEARS DC CORP.
13 AND 39 WEEKS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

(thousands)

Financial Condition:

SDC invests funds in promissory notes of Sears, which pay interest sufficient to cover SDC's fixed charges at least 1.005 times, and in highly liquid short-term investments.

The $213,025 in outstanding medium-term notes as of September 30, 2000 are not redeemable prior to their stated maturity except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances, primarily in the event of a significant decline in Discover Card receivables of Sears former subsidiary, Dean Witter, which is now a part of Morgan Stanley Dean Witter & Co.

Results of Operations:

Revenues for the 13 weeks ended October 2, 1999 and September 30, 2000 were flat, increasing 0.1% from $4,799 to $4,804, respectively. Interest and related expenses for the 13 weeks ended October 2, 1999 and September 30, 2000 were also flat, increasing 0.3% from $4,762 to $4,774, respectively.

Revenues for the 39 weeks ended October 2, 1999 and September 30, 2000 decreased 16.5% from $17,264 to $14,422, respectively. Interest and related expenses for the 39 weeks ended October 2, 1999 and September 30, 2000 decreased 16.4% from $17,140 to $14,321, respectively.

The year to date decreases in revenues and interest and related expenses are attributable to reductions in the average outstanding notes of Sears and medium-term notes.

Earnings covered fixed charges 1.005 times for the 13 and 39 weeks ended October 2, 1999 and September 30, 2000.

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

(a) Exhibits.
An Exhibit Index has been filed as part of this Report on Page E-1
(b) Reports on Form 8-K.
None

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sears DC Corp. (Registrant)

November 3, 2000	By:	/s/ KEITH E. TROST
Keith E. Trost Vice President and Treasurer
(Authorized Officer and Principal Financial Officer of Registrant)

E-1

EXHIBIT INDEX
SEARS DC CORP.
13 AND 39 WEEKS ENDED SEPTEMBER 30, 2000

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