Form 10-K
period 2000-12-30
SEARS DC CORP
filed 2001-03-22
CIK 815743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2000

OR

___            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Yes X . No __ .

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of February 28, 2001, the Registrant had 1,000 shares of common stock outstanding, all of which were held by Sears, Roebuck and Co.

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

                                         At February 28, 2001, SDC had no employees on its payroll and its officers and directors consisted of employees of affiliated companies. Its offices are located at 3711 Kennett Pike,
                                         Greenville, Delaware 19807.

Item 2. Properties.

None.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Market for Registrant's Common Equity and
          Related Stockholder Matters.

There is no established public trading market for SDC's common stock. As of February 28, 2001, Sears owned all outstanding shares of SDC's common stock. During 2000 and 1999 there were no dividends declared or paid to Sears by SDC. Item 6. Selected Financial Data.

Not applicable.

SEARS DC CORP.
PART II

Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations (thousands).

                                         Financial Condition

                    SDC has invested funds in the unsecured notes of Sears, which pay interest sufficient to cover
                    SDC's fixed charges at least 1.005 times, and in highly liquid short-term investments. The $213,025 in outstanding medium-term notes as of December 30, 2000 are not redeemable by SDC prior to their stated maturity except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances, primarily in the event of a significant decline in Discover Card receivables of Sears former subsidiary, Dean Witter, which is now a part of Morgan Stanley Dean Witter & Co.

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

The ratings of Sears debt securities as of December 30, 2000 appear in the table below:

Moody's
Investors
	Services,	Standard
	Inc.	& Poor's	Fitch, Inc.
Unsecured long-term debt	A3	A-	A-

  On June 1, 2000, Duff & Phelps Credit Rating Co. merged with Fitch IBCA, Inc. to form Fitch, Inc. and the Sears ratings were harmonized to the single set of ratings shown above.

                    Results of Operations

Medium-term notes outstanding were $213,025 as of December 30, 2000 and January 1, 2000. Average medium-term notes outstanding were $213,025, $266,276 and $469,557 in 2000, 1999 and 1998, respectively. Revenues decreased 12.8% to $19,252 in 2000 from $22,076 in 1999. Revenues decreased 31.6% to $22,076 in 1999 from $32,290 in 1998. The decrease in the average amount of medium-term notes outstanding led to interest and related expenses decreasing 12.7% to $19,122 in 2000 from $21,916 in 1999. In 1999 interest and related expenses decreased 31.6% to $21,916 from $32,035 in 1998 due to a decrease in the average amount of medium-term notes outstanding. Earnings covered fixed charges 1.005 times in 2000, 1999 and 1998.

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

 Item 7(a). Quantitative and Qualitative Disclosures about Market Risk (thousands) SDC's outstanding debt securities are subject to interest rate risk. All debt securities are considered non-trading. At year-end 2000 and 1999, 100% of SDC's portfolio was fixed rate. At year-end 2000 and 1999, the carrying value of SDC's debt was $213,025. The fair value of SDC's debt was $224,863 and $220,482 at year-end 2000 and 1999, respectively.

As of year-end 2000, average interest rate by year of maturity was:

2001	8.97%
2002	8.69%
2003	8.58%
2004	-
2005	-
Thereafter	9.15%

Item 8. Financial Statement and Supplementary Data

SEARS DC CORP.
STATEMENTS OF INCOME

(thousands, except ratios)

	2000	1999	1998
Revenues
Earnings on notes of Sears	$19,252	$22,076	$32,290

Expenses
Interest and related expenses	19,122	21,916	32,035
Operating expenses	35	51	95

Total expenses	19,157	21,967	32,130

Income before income taxes	95	109	160

Income taxes	33	38	56

Net income	$62	$71	$104

Ratio of earnings to fixed charges	1.005	1.005	1.005

See notes to financial statements

SEARS DC CORP.
STATEMENTS OF FINANCIAL POSITION
(thousands, except share data)

	2000	1999
Assets
Cash and cash equivalents	$-	$-
Notes of Sears	224,166	223,993
Interest receivable and other assets	299	420

Total assets	$224,465	$224,413

Liabilities
Medium-term notes	$213,025	$213,025

Interest payable and other liabilities	6,052	6,062

Total liabilities	219,077	219,087
Stockholder's Equity
Common stock, par value $1.00 per share,
1,000 shares authorized and outstanding	1	1
Capital in excess of par value	7	7

Retained income	5,380	5,318

Total stockholder's equity	5,388	5,326

Total liabilities and stockholder's equity	$224,465	$224,413

See notes to financial statements

SEARS DC CORP.
STATEMENTS OF STOCKHOLDER'S EQUITY
(thousands)
	2000	1999	1998

Capital stock	$1	$1	$1

Capital in excess of par value	7	7	7

Retained income

Beginning of year	5,318	5,247	5,143

Net income	62	71	104

End of year	5,380	5,318	5,247

Total stockholder's equity	$5,388	$5,326	$5,255

See notes to financial statements

SEARS DC CORP.
STATEMENTS OF CASH FLOWS

(thousands)	2000	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$62	$71	$104
Adjustment to reconcile net income to net cash
provided by (used in) operating activities:
Net change in interest receivable and other assets
and interest payable and other liabilities	111	(2,614)	(2,322)
Net cash provided by (used in) operating activities	173	(2,543)	(2,218)

CASH FLOWS FROM INVESTING ACTIVITIES:

(Increase) decrease in notes of Sears	(173)	121,965	113,497
Net cash provided by (used in) investing activities	(173)	121,965	113,497

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of medium-term notes	-	(119,480)	(111,275)
Net cash used in financing activities	-	(119,480)	(111,275)

Net cash increase (decrease) in cash and equivalents	-	(58)	4

Balance at beginning of year	-	58	54

Balance at end of year	$-	$-	$58

Supplemental Disclosure of Cash Flow Information

Cash paid during the year
Interest	$19,078	$24,561	$34,512
Incomes taxes	38	56	83

See notes to financial statements

SEARS DC CORP.
NOTES TO FINANCIAL STATEMENTS
(thousands)

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

Fiscal year                                                                Ended                                                  Weeks

2000                                                               December 30, 2000                                             52
1999                                                               January 1, 2000                                                   52
1998                                                               January 2, 1999                                                   52

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

2. BORROWINGS

The medium-term notes are not redeemable by SDC except for notes having a stated maturity at the time of issue of more than seven years which may be redeemed under certain circumstances, primarily in the event of a significant decline in Discover Card receivables of Sears former subsidiary, Dean Witter, which is now part of Morgan Stanley Dean Witter & Co. The fair market value of medium-term notes approximated $224,863 and $220,482 at December 30, 2000, and January 1, 2000, respectively, based on discounted cash flows using interest rates currently available to Sears. Selected details of SDC's borrowings are shown below.

	2000	1999

8.52% to 9.26% medium-term notes due through 2012	$213,025	$213,025

At December 30, 2000 medium-term note maturities for the next five years and thereafter were as follows:

2001	$135,500
2002	24,725
2003	9,000
2004	-
2005	-
Thereafter	43,800

	$213,025

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

                3. An "Exhibit Index" has been filed as part of this report beginning on page E-1 hereof

       (b)    Reports on Form 8-K:
                None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SEARS DC CORP.
                                             (Registrant)

                                             By: /s/ MICHAEL J. CLEARY
                                                 Michael J. Cleary
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

Signature                                                                Title                                                            Date

/s/LARRY R. RAYMOND                                   Director, President and                   )
Larry R. Raymond                                             Chief Executive Officer                    )
                                                                       (Principal Executive Officer)             )
                                                                                                                             )
                                                                                                                             )
/s/KEITH E. TROST                                         Vice President and Treasurer            )
Keith E. Trost                                                  (Principal Financial Officer)               )
                                                                                                                             )
                                                                                                                               )
                                                                                                                               )
/s/MICHAEL J. CLEARY                                      Vice President and Controller         )                      March 22, 2001
Michael J. Cleary                                                 (Principal Accounting Officer)         )
                                                                                                                              )
                                                                                                                              )
                                                                                                                              )
/s/JEFFERY N. BOYER                                      Director                                        )
Jeffery N. Boyer                                                                                                      )
                                                                                                                              )
                                                                                                                              )
                                                                                                                              )
                                                                                                                              )
/s/GLENN RICHTER                                          Director                                         )
Glen Richter                                                                                                           )
                                                                                                                              )

SEARS DC CORP.
INDEX TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000

                                                                                                                      PAGE

STATEMENTS OF INCOME                                                                              ; 5

STATEMENTS OF FINANCIAL POSITION                                                          6

STATEMENTS OF STOCKHOLDER'S EQUITY                                                   7

STATEMENTS OF CASH FLOWS                                                                     8

NOTES TO FINANCIAL STATEMENTS                                                              9

INDEPENDENT AUDITORS' REPORT                                                              S-2

S-1

INDEPENDENT AUDITORS' REPORT

To the Stockholder and Board of Directors
Sears DC Corp.
Greenville, DE

We have audited the accompanying Statements of Financial Position of Sears DC Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of December 30, 2000 and January 1, 2000, and the related Statements of Income, Stockholder's Equity and Cash Flows for each of the three years in the period ended December 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sears DC Corp. as of December 30, 2000 and January 1, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Chicago, Illinois
March 15, 2001

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

4(b) Indenture, dated as of June 1, 1991 between Discover Credit Corp. and Bank of Delaware as Trustee
       (Incorporated by reference to Exhibit 4 to Registration Statement No. 33-40056*).

4(c) Forms of fixed rate Medium-Term Note Series II and floating rate Medium-Term Note Series II (Incorporated by reference to Exhibits 4.2 and 4.3 to Current Report on Form 8-K of the Registrant dated June 20, 1991*).

4(d) Indenture, dated as of February 15, 1992, between Discover Credit Corp. and Harris Trust Company of New
      York (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of the Registrant dated
      February 28, 1992*).

4(e) Forms of fixed rate Medium-Term Note Series III and floating rate Medium-Term Note Series III (Incorporated by reference to Exhibits 4.2 and 4.3 to Current Report on Form 8-K of the Registrant dated February 28,
       1992*).

4(f) The Registrant hereby agrees to furnish the Commission, upon request, with each instrument defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.

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

 _____________________________
* SEC File No. 0-17955
** Filed herewith

E-2