Form 10-Q
period 2001-03-31
SEARS DC CORP
filed 2001-05-11
CIK 815743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 0-17955

SEARS DC CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	36-3533346 ( I.R.S. Employer Identification No.)

3711 Kennett Pike, (Address of Principal Executive Offices) Greenville, Delaware	19807 (Zip Code)

Registrant's telephone number, including area code: 302/434-3100

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes X . No .

As of March 31, 2001, the Registrant had 1,000 shares of common stock, par value $1.00 per share, outstanding, all of which were held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with a reduced disclosure format.

(PAGE)

SEARS DC CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 WEEKS ENDED MARCH 31, 2001

Part I -	Financial Information	Page

Item 1.	Financial Statements

	Statements of Income (unaudited) -
	13 Weeks Ended March 31, 2001 and April 1, 2000	1

	Statements of Financial Position -
	March 31, 2001 (unaudited), April 1, 2000 (unaudited),
	and December 30, 2000	2

	Statements of Cash Flows (unaudited) -
	13 Weeks Ended March 31, 2001 and April 1, 2000	3

	Notes to Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	5

Part II -	Other Information

Item 6.	Exhibits and Reports on Form 8-K	6

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
SEARS DC CORP.
STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended

	March 31,	April 1,
(thousands, except ratios)	2001	2000

Revenues
Earnings on notes of Sears	$ 4,831	$ 4,809

Expenses
Interest and related expenses	4,801	4,773
Operating expenses	6	12

Total expenses	4,807	4,785

Income before income taxes	24	24

Income taxes	8	8

Net income	$ 16	$ 16

Ratio of earnings to fixed charges	1.005	1.005

See notes to financial statements.

SEARS DC CORP.
STATEMENTS OF FINANCIAL POSITION

	(Unaudited)

	March 31,	April 1,	Dec. 30,
(thousands, except share data)	2001	2000	2000

Assets
Notes of Sears	$ 228,998	$ 228,802	$ 224,166
Interest receivable and other assets	267	391	299

Total assets	$ 229,265	$ 229,193	$ 224,465

Liabilities
Medium-term notes	$ 213,025	$213,025	$ 213,025
Interest payable and other liabilities	10,836	10,826	6,052

Total liabilities	223,861	223,851	219,077

Stockholder's Equity
Common stock par value $1.00 per share,
1,000 shares authorized and outstanding	1	1	1
Capital in excess of par value	7	7	7
Retained income	5,396	5,334	5,380

Total stockholder's equity	5,404	5,342	5,388

Total liabilities and stockholder's equity	$ 229,265	$ 229,193	$ 224,465

See notes to financial statements.

SEARS DC CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended

	March 31,	April 1,
(thousands)	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 16	$ 16
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in interest receivable and other assets
and interest payable and other liabilities	4,816	4,793

Net cash provided by operating activities	4,832	4,809

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in notes of Sears	(4,832)	(4,809)

Net cash used in investing activities	(4,832)	(4,809)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net increase in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$ -	$ -

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The significant accounting policies used in the presentation of these financial statements are consistent with the summary of significant accounting policies set forth in SDC's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, and these financial statements should be read in conjunction with the financial statements and notes found therein. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.

The medium-term notes are generally not redeemable except under certain circumstances, primarily in the event of a significant decline in Discover Card receivables of Sears former subsidiary, Dean Witter, which is now a part of Morgan Stanley. Selected details of SDC's borrowings are shown below.

	Mar.31, 2001	April 1, 2000

8.52% to 9.26% medium-term notes due through 2012	$ 213,025	$ 213,025

At March 31, 2001, medium-term note maturities for the next five years, and thereafter are as follows:

2001	$135,500
2002	24,725
2003	9,000
2004	-
2005	-
Thereafter	43,800

$213,025

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEARS DC CORP.
13 WEEKS ENDED MARCH 31, 2001 AND APRIL 1, 2000

(thousands)

Financial Condition:

SDC invests funds in promissory notes of Sears, which pay interest sufficient to cover SDC's fixed charges at least 1.005 times, and in highly liquid short-term investments.

The $213,025 in outstanding medium-term notes as of March 31, 2001 are generally not redeemable prior to their stated maturity except under certain circumstances, primarily in the event of a significant decline in Discover Card receivables of Sears former subsidiary, Dean Witter, which is now a part of Morgan Stanley.

Results of Operations:

Revenues for the 13 weeks ended April 1, 2000 and March 31, 2001 were relatively flat, increasing 0.5% from $4,809 to $4,831, respectively. Interest and related expenses for the 13 weeks ended April 1, 2000 and March 31, 2001 were relatively flat, increasing 0.6% from $4,773 to $4,801, respectively.

Earnings covered fixed charges 1.005 times for the 13 weeks ended April 1, 2000 and March 31, 2001.

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
Sears DC Corp. (Registrant)

May 11, 2000	By:	/s/MICHAEL J. CLEARY Michael J. Cleary Vice President and Controller

(Authorized Officer and Principal Accounting Officer of Registrant)

E-1

EXHIBIT INDEX
SEARS DC CORP.
13 WEEKS ENDED MARCH 31, 2001

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
_____________________
*Sec File No. 0-17955