Form 10-Q
period 2001-06-30
SEARS DC CORP
filed 2001-08-13
CIK 815743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

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

As of June 30, 2001, the Registrant had 1,000 shares of common stock, par value $1.00 per share, outstanding, all of which were held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with a reduced disclosure format.

SEARS DC CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 AND 26 WEEKS ENDED JUNE 30, 2001

Part I - Financial Information		Page

Item 1.	Financial Statements

	Statements of Income (unaudited) - 13 and 26 Weeks Ended June 30, 2001 and July 1, 2000	1

	Statements of Financial Position - June 30, 2001 (unaudited), July 1, 2000 (unaudited), and December 30, 2000	2

	Statements of Cash Flows (unaudited) - 26 Weeks Ended June 30, 2001 and July 1, 2000	3

	Notes to Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of

	Financial Condition and Results of Operations	5

Part II - Other Information

Item 1.	Legal Proceedings

	None.

Item 6.	Exhibits and Reports on Form 8-K	6

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
SEARS DC CORP.
STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(thousands, except ratios)	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
Revenues
Earnings on notes of Sears	$4,805	$4,809	$9,636	$9,618

Expenses
Interest and related expenses	4,776	4,774	9,577	9,547
Operating expenses	5	11	11	23
Total expenses	4,781	4,785	9,588	9,570

Income before income taxes	24	24	48	48
Income taxes	9	9	17	17
Net Income	$15	$15	$31	$31
Ratio of earnings to fixed charges	1.005	1.005	1.005	1.005

See notes to financial statements.

SEARS DC CORP.
STATEMENTS OF FINANCIAL POSITION

	(Unaudited)
(thousands, except share data)	June 30, 2001	July 1, 2000	December 30, 2000

Assets
Notes of Sears	$224,263	$224,071	$224,166
Interest receivable and other assets	235	361	299
Total assets	$224,498	$224,432	$224,465

Liabilities
Medium-term notes	$213,025	$213,025	$213,025
Interest payable and other liabilities	6,054	6,050	6,052
Total liabilities	219,079	219,075	219,077

Stockholder's Equity
Common stock par value $1.00 per share, 1,000 shares authorized and outstanding	1	1	1
Capital in excess of par value	7	7	7
Retained income	5,411	5,349	5,380
Total stockholder's equity	5,419	5,357	5,388

Total liabilities and stockholder's equity	$224,498	$224,432	$224,465
See accompanying notes.

SEARS DC CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(thousands)	June 30, 2001	July 1, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31	$31
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in interest receivable and other assets and interest payable and other liabilities	66	47
Net cash provided by operating activities	97	78

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in notes of Sears	(97)	(78)
Net cash used in investing activities	(97)	(78)

CASH FLOWS FROM FINANCING ACTIVITIES	--	--

Net increase in cash and cash equivalents	--	--

Cash and cash equivalents at beginning of period	--	--

Cash and cash equivalents at end of period	--	--

See accompanying notes.

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

	June 30, 2001	July 1, 2000
8.52% to 9.26% medium-term notes due through 2012	$ 213,025	$ 213,025

At June 30, 2001, medium-term note maturities for the next five years, and thereafter are as follows:

2001	$135,500
2002	24,725
2003	9,000
2004	--
2005	--
Thereafter	43,800
$213,025

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEARS DC CORP.
13 AND 26 WEEKS ENDED JUNE 30, 2001 AND JULY 1, 2000

(thousands)

Financial Condition:

SDC invests funds in promissory notes of Sears, which pay interest sufficient to cover SDC's fixed charges at least 1.005 times, and in highly liquid short-term investments.

The $213,025 in outstanding medium-term notes as of June 30, 2001 are generally not redeemable prior to their stated maturity except under certain circumstances, primarily in the event of a significant decline in Discover Card receivables of Sears former subsidiary, Dean Witter, which is now a part of Morgan Stanley.

Results of Operations:

Revenues decreased 0.08% from $4,809 to $4,805 and increased 0.19% from $9,618 to $9,636 for the 13 and 26 weeks ended June 30, 2001 and July 1, 2000 respectively. Interest and related expenses were also relatively flat increasing 0.04% from $4,774 to $4,776 and increasing 0.31% from $9,547 to $9,577 for the 13 and 26 weeks ended June 30, 2001 and July 1, 2000 respectively.

Earnings covered fixed charges 1.005 times for the 13 and 26 weeks ended June 30, 2001 and July 1, 2000.

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
Sears DC Corp. (Registrant)
/s/ Michael J. Cleary
August 9, 2001	By: MICHAEL J. CLEARY Michael J. Cleary Vice President and Controller
(Authorized Officer and Principal Accounting Officer of Registrant)

E-1

EXHIBIT INDEX
SEARS DC CORP.
13 AND 26 WEEKS ENDED JUNE 30, 2001

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