Form 10-Q
period 2001-09-29
SEARS DC CORP
filed 2001-11-09
CIK 815743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 29, 2001

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

As of September 29, 2001, the Registrant had 1,000 shares of common stock, par value $1.00 per share, outstanding, all of which were held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with a reduced disclosure format.

SEARS DC CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 AND 39 WEEKS ENDED SEPTEMBER 29, 2001

Part I - Financial Information		Page
Item 1.	Financial Statements
	Statements of Income (unaudited) -
	13 and 39 Weeks Ended September 29, 2001 and September 30, 2000	1

	Statements of Financial Position -
	September 29, 2001 (unaudited), September 30, 2000 (unaudited), and December 30, 2000	2

	Statements of Cash Flows (unaudited) -
	39 Weeks Ended September 29, 2001 and September 30, 2000	3

	Notes to Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of	5
	Financial Condition and Results of Operations

Part II - Other Information
Item 1.	Legal Proceedings
	None.

Item 6.	Exhibits and Reports on Form 8-K	6

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
SEARS DC CORP.
STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(thousands, except ratios)	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2001	2000	2001	2000
Revenues
Earnings on notes of Sears	$4,723	$4,804	$14,359	$14,422

Expenses
Interest and related expenses	4,694	4,774	14,271	14,321
Operating expenses	6	6	17	29
Total expenses	4,700	4,780	14,288	14,350

Income before income taxes	23	24	71	72
Income taxes	8	8	25	25
Net Income	$15	$16	$46	$47
Ratio of earnings to fixed charges	1.005	1.005	1.005	1.005

See notes to financial statements.

SEARS DC CORP.
STATEMENTS OF FINANCIAL POSITION

	(Unaudited)
(thousands, except share data)	Sept. 29,	Sept. 30,	Dec. 30,
	2001	2000	2000

Assets
Notes of Sears	$220,158	$228,875	$224,166
Interest receivable and other assets	202	331	299
Total assets	$220,360	$229,206	$224,465

Liabilities
Medium-term notes	$204,525	$213,025	$213,025
Interest payable and other liabilities	10,401	10,808	6,052
Total liabilities	214,926	223,833	219,077

Stockholder's Equity
Common stock par value $1.00 per share, 1,000 shares authorized and outstanding	1	1	1
Capital in excess of par value	7	7	7
Retained income	5,426	5,365	5,380
Total stockholder's equity	5,434	5,373	5,388

Total liabilities and stockholder's equity	$220,360	$229,206	$224,465
See accompanying notes.

SEARS DC CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
(thousands)	Sept. 29,	Sept. 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46	$47
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in interest receivable and other assets and interest payable and other liabilities	4,446	4,835
Net cash provided by operating activities	4,492	4,882

CASH FLOWS FROM INVESTING ACTIVITIES:

(Increase) decrease in notes of Sears	4,008	(4,882)
Net cash provided by (used in) investing activities	4,008	(4,882)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of Medium-term notes	(8,500)	--
Net cash used in financing activities	(8,500)	--

Net increase in cash and cash equivalents	--	--

Cash and cash equivalents at beginning of period	--	--

Cash and cash equivalents at end of period	--	--

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

The medium-term notes are generally not redeemable prior to their stated maturity except under certain circumstances, primarily in the event of a significant decline in Discover Card receivables of Sears former subsidiary, Dean Witter, which is now a part of Morgan Stanley. Selected details of SDC's borrowings are shown below.

	Sept, 29, 2001	Sept. 30, 2000

8.52% to 9.26% medium-term notes due through 2012	$ 204,525	$ 213,025

At September 29, 2001, medium-term note maturities for the next five years, and thereafter are as follows:

2001	$127,000
2002	24,725
2003	9,000
2004	--
2005	--
Thereafter	43,800
$204,525

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEARS DC CORP.
13 AND 39 WEEKS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

(thousands)

Financial Condition:

SDC invests funds in promissory notes of Sears, which pay interest sufficient to cover SDC's fixed charges at least 1.005 times, and in highly liquid short-term investments.

The $204,525 in outstanding medium-term notes as of September 29, 2001 are generally not redeemable prior to their stated maturity except under certain circumstances, primarily in the event of a significant decline in Discover Card receivables of Sears former subsidiary, Dean Witter, which is now a part of Morgan Stanley. The company repaid $110 million of maturing medium-term notes on October 1, 2001.

Results of Operations:

Revenues decreased 1.69% from $4,804 to $4,723 and decreased 0.44% from $14,422 to $14,359 for the 13 and 39 weeks ended September 29, 2001 and September 30, 2000 respectively. Interest and related expenses decreased 1.68% from $4,774 to $4,694 and decreased 0.35% from $14,321 to $14,271 for the 13 and 39 weeks ended September 29, 2001 and September 30, 2000 respectively. The decline in interest expense was due to lower outstanding debt.

Earnings covered fixed charges 1.005 times for the 13 and 39 weeks ended September 29, 2001 and September 30, 2000.

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
Sears DC Corp. (Registrant)

November 7 , 2001	By:	/s/Michael J. Cleary Michael J. Cleary Vice President and Controller (Authorized Officer and Principal Accounting Officer of Registrant)

EXHIBIT INDEX
SEARS DC CORP.
13 AND 39 WEEKS ENDED SEPTEMBER 29, 2001

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

E-1