Form 10-K
period 2001-12-29
SEARS DC CORP
filed 2002-03-27
CIK 815743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

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

Registrant's telephone number, including area code: (302)434-3100

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

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of February 28, 2002, the Registrant had 1,000 shares of common stock outstanding, all of which were held by Sears, Roebuck and Co.

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

At February 28, 2002, SDC had no employees on its payroll and its officers and directors consisted of employees of affiliated companies. Its offices are located at 3711 Kennett Pike, Greenville, Delaware 19807.

Item 2. Properties.

None.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

There is no established public trading market for SDC's common stock. As of February 28, 2002, Sears owned all outstanding shares of SDC's common stock. During 2001 and 2000 there were no dividends declared or paid to Sears by SDC.

Item 6. Selected Financial Data.

Not applicable.

PART II.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(thousands)

FINANCIAL CONDITION

SDC has invested funds in the unsecured notes of Sears, which pay interest sufficient to cover SDC's fixed charges at least 1.005 times.

The $77,525 in outstanding medium-term notes as of December 29, 2001 are not redeemable by SDC prior to their stated maturity except in the event of a significant decline in Discover Card receivables of Sears former subsidiary, Dean Witter, which is now a part of Morgan Stanley Dean Witter & Co.

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

The ratings of Sears debt securities as of December 29, 2001 appear in the table below:

	Moody's Investors Services, Inc.	Standard & Poor's	Fitch Ratings
Unsecured long-term debt	A3	A-	A-

RESULTS OF OPERATIONS

Medium-term notes outstanding were $77,525 and $213,025 as of December 29, 2001 and December 30, 2000, respectively. Average medium-term notes outstanding were $183,602, $213,025 and $266,276 in 2001, 2000 and 1999, respectively. Revenues decreased 14.7% to $16,421in 2001 from $19,252 in 2000. Revenues decreased 12.8% to $19,252 in 2000 from $22,076 in 1999. The revenue decreases are due to lower levels of interest earning assets in each period. The decrease in the average amount of medium-term notes outstanding led to interest and related expenses decreasing 14.7% to $16,316 in 2001 from $19,122 in 2000. In 2000 interest and related expenses decreased 12.8% to $19,122 from $21,916 in 1999 due to a decrease in the average amount of medium-term notes outstanding. Earnings covered fixed charges 1.005 times in 2001, 2000 and 1999.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

Certain statements made in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Such statements are based on a number of assumptions about a variety of factors, including the ability of Sears to perform under the agreements described herein and general economic conditions (such as interest rates). While SDC believes that these assumptions are reasonable, SDC cautions that it is impossible to predict the impact of certain facts that could cause actual results to differ from expected results.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

(thousands)

SDC's outstanding debt securities are subject to interest rate risk. All debt securities are considered non-trading. At year-end 2001 and 2000, 100% of SDC's portfolio was fixed rate. At year-end 2001 and 2000, the carrying value of SDC's debt was $77,525 and $213,025, respectively. The fair value of SDC's debt was $85,756 and $224,863 at year-end 2001 and 2000, respectively.

As of year-end 2001, average interest rates by year of maturity were:

2002	8.69%
2003	8.58%
2004	--
2005	--
2006	--
Thereafter	9.15%

SEARS DC CORP.

Statements of Income

thousands, except ratios
	2001	2000	1999

Revenues
Earnings on notes of Sears	$16,421	$19,252	$22,076
Expenses
Interest and related expenses	16,316	19,122	21,916
Operating expenses	23	35	51
Total expenses	16,339	19,157	21,967
Income before income taxes	82	95	109
Income taxes	28	33	38
Net income	$54	$62	$71

Ratio of earnings to fixed charges	1.005	1.005	1.005

 See notes to financial statements.

SEARS DC CORP.

Statements of Financial Position

thousands, except share data
	2001	2000
Assets
Cash and cash equivalents	$--	$--
Notes of Sears	84,632	223,069
Interest receivable and other assets	189	299
Total assets	$84,821	$223,368
Liabilities
Medium-term notes	$77,525	$213,025
Interest payable and other liabilities	1,854	4,955
Total liabilities	79,379	217,980
Stockholder's Equity
Common stock, par value $1.00 per share,
1,000 shares authorized and outstanding	1	1
Capital in excess of par value	7	7
Retained income	5,434	5,380
Total stockholder's equity	5,442	5,388

Total liabilities and stockholder's equity	$84,821	$223,368

See notes to financial statements

SEARS DC CORP.

Statements of Stockholder's Equity

thousands
	2001	2000	1999

Capital stock	$1	$1	$1
Capital in excess of par value	7	7	7
Retained income
Beginning of year	5,380	5,318	5,247
Net income	54	62	71
End of year	5,434	5,380	5,318

Total stockholder's equity	$5,442	$5,388	$5,326

See notes to financial statements

SEARS DC CORP.

Statements of Cash Flows

thousands
	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$54	$62	$71
Adjustment to reconcile net income to net cash
Provided by (used in) operating activities:
Net change in interest receivable and other assets and interest
payable and other liabilities	(2,991)	42	(2,580)
Net cash provided by (used in) operating activities	(2,937)	104	(2,509)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in notes of Sears	138,437	(104)	121,931
Net cash provided by (used in) investing activities	138,437	(104)	121,931

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of medium-term notes	(135,500)	--	(119,480)
Net cash used in financing activities	(135,500)	--	(119,480)

Net decrease in cash and equivalents	--	--	(58)
Balance at beginning of year	--	--	58
Balance at end of year	$--	$--	$--

Supplemental Disclosure of Cash Flow Information
Cash paid during the year
Interest	$19,263	$19,078	$24,561
Income taxes	33	38	56

See notes to financial statements

SEARS DC CORP.
Notes to Financial Statements

(thousands)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sears DC Corp. ("SDC"), a wholly-owned subsidiary of Sears, Roebuck and Co. ("Sears"), was principally engaged in borrowing in domestic and foreign debt markets and lending the proceeds of such borrowings to Sears and certain direct and indirect subsidiaries of Sears in exchange for Sears unsecured notes.

Under an agreement between SDC and Sears, the interest rate Sears pays on the unsecured notes to SDC is designed to produce earnings sufficient to cover SDC's fixed charges at least 1.005 times. Required payments of principal and interest to SDC under the Sears borrowing agreement are intended to be sufficient to allow SDC to make timely payments of principal and interest to the holders of its securities.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

SDC's fiscal year ends on the Saturday nearest December 31. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

Fiscal year	Ended	Weeks

2001	December 29, 2001	52
2000	December 30, 2000	52
1999	January 1, 2000	52

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

Reclassifications

Certain reclassifications have been made to prior year financial statements and the notes to conform with the 2001presentation.

SEARS DC CORP.
Notes to Financial Statements

(thousands)

NOTE 2 - BORROWINGS

The medium-term notes are not redeemable by SDC except in the event of a significant decline in Discover Card receivables of Sears former subsidiary, Dean Witter, which is now part of Morgan Stanley Dean Witter & Co. The fair market value of medium-term notes approximated $85,756 and $224,863 at December 29, 2001, and December 30, 2000, respectively, based on discounted cash flows using interest rates currently available to Sears. SDC's borrowings include the following:

	2001	2000

8.52% to 9.26% medium-term notes due through 2012	$ 77,525	$ 213,025

At December 29, 2001 medium-term note maturities for the next five years and thereafter were as follows:

2002	$24,725
2003	9,000
2004	--
2005	--
2006	--
Thereafter	43,800

$77,525

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

SEARS DC CORP.
(Registrant)

/s/ William K. Phelan

By: William K. Phelan

       Vice President and Controller

       March 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title		Date
/s/ Larry R. Raymond Larry R. Raymond	Director, President and Chief Executive Officer (Principal Executive Officer)	) ) ) )

/s/ Keith E. Trost Keith E. Trost	Director, Vice President and Treasurer (Principal Financial Officer)	) ) ) )	March 27, 2002

/s/ William K. Phelan William K. Phelan	Vice President and Controller (Principal Accounting Officer)	) ) ) )

/s/ Paul J. Liska Paul J. Liska	Director	) ) ) )

SEARS DC CORP.

Index to Financial Statements

Years Ended December 29, 2001 and December 30, 2000

S-1

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of

Sears DC Corp.

Greenville, Delaware

We have audited the accompanying statements of financial position of Sears DC Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of December 29, 2001 and December 30, 2000, and the related statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sears DC Corp. as of December 29, 2001 and December 30, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Chicago, Illinois

March 22, 2002

-- page break --

EXHIBIT INDEX

Sears DC Corp. Form 10-K

For the Year Ended December 29, 2001

3(a)	Net Worth Maintenance Agreement between Discover Credit Corp. and Sears, Roebuck and Co., dated as of November 13, 1987 (Incorporated by reference to Exhibit 4 to Form 10*).

3(b)	Amendment to Certificate of Incorporation of Discover Credit Corp. dated April 9, 1987 (Incorporated by reference to Exhibit 3(b) to Form 10*).

3(c)

Certificate of Amendment of Certificate of Incorporation dated May 21, 1993 to change the name of Discover Credit Corp. to Sears DC Corp. (Incorporated by reference to exhibit 3(c) on Form 10-K of the Registrant for the year ended December 30, 1995*).

3(d)	By-laws of Sears DC Corp., as amended to February 6, 1996 (Incorporated by reference to exhibit 3(c) on Form 10-K of the Registrant for the year ended December 30, 1995*).

4(a)	Certificate of Incorporation of Discover Credit Corp. dated January 9, 1987 (Incorporated by reference to Exhibit 3(a) to Form 10 of the Registrant (Form 10)*).

4(b)	Indenture, dated as of June 1, 1991 between Discover Credit Corp. and Bank of Delaware as Trustee (Incorporated by reference to Exhibit 4 to Registration Statement No. 33-40056*).

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

______________________________

*        SEC File No. 0-17955

**     Filed herewith

E-1