Form 10-Q
period 2002-03-30
SEARS DC CORP
filed 2002-05-07
CIK 815743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2002

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

As of March 30, 2002, the Registrant had 1,000 shares of common stock, par value $1.00 per share, outstanding, all of which were held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

SEARS DC CORP.
Index To Quarterly Report on Form 10-Q
13 Weeks Ended March 30, 2002

Part I - Financial Information		Page

Item 1.	Financial Statements

	Statements of Income (unaudited) - 13 Weeks Ended March 30, 2002 and March 31, 2001	1

	Statements of Financial Position - March 30, 2002 (unaudited), March 31, 2001 (unaudited) and December 29, 2001	2

	Statements of Cash Flows (unaudited) - 13 Weeks Ended March 30, 2002 and March 31, 2001	3

	Notes to Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	5

Part II - Other Information

Item 1.	Legal Proceedings

	None.

Item 6.	Exhibits and Reports on Form 8-K	6

SEARS DC CORP.
Statements of Income
(Unaudited)

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

	13 Weeks Ended
(thousands, except ratios)	March 30,	March 31,
	2002	2001
Revenues
Earnings on notes of Sears	$1,750	$4,831

Expenses
Interest and related expenses	1,732	4,801
Operating expenses	9	6
Total expenses	1,741	4,807

Income before income taxes	9	24
Income taxes	3	8
Net Income	$6	$16
Ratio of earnings to fixed charges	1.005	1.005

See notes to financial statements.

SEARS DC CORP.
Statements of Financial Position

	(Unaudited)
(thousands, except share data)	March 30,	March 31,	Dec. 29,
	2002	2001	2001

Assets
Notes of Sears	$82,473	$228,998	$84,632
Interest receivable and other assets	179	267	189
Total assets	$82,652	$229,265	$84,821

Liabilities
Medium-term notes	$73,875	$213,025	$77,525
Interest payable and other liabilities	3,329	10,836	1,854
Total liabilities	77,204	223,861	79,379

Stockholder's Equity
Common stock par value $1.00 per share, 1,000 shares authorized and outstanding	1	1	1
Capital in excess of par value	7	7	7
Retained income	5,440	5,396	5,434
Total stockholder's equity	5,448	5,404	5,442

Total liabilities and stockholder's equity	$82,652	$229,265	$84,821

See accompanying notes.

SEARS DC CORP.
Statements of Cash Flows
(Unaudited)

	13 Weeks Ended
(thousands)	March 30,	March 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6	$16
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in interest receivable and other assets and interest payable and other liabilities	1,485	4,816
Net cash provided by operating activities	1,491	4,832

CASH FLOWS FROM INVESTING ACTIVITIES:

(Increase) decrease in notes of Sears	2,159	(4,832)
Net cash provided by (used in) investing activities	2,159	(4,832)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of Medium-term notes	(3,650)	--
Net cash used in financing activities	(3,650)	--

Net increase in cash and cash equivalents	--	--

Cash and cash equivalents at beginning of period	--	--

Cash and cash equivalents at end of period	--	--

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

Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. The significant accounting policies used in the presentation of these financial statements are consistent with the summary of significant accounting policies set forth in SDC's Annual Report on Form 10-K for the fiscal year ended December 29, 2001, and these financial statements should be read in conjunction with the financial statements and notes found therein. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.

The medium-term notes are generally not redeemable prior to their stated maturity except under certain circumstances, primarily in the event of a significant decline in Discover Card receivables of Sears former subsidiary, Dean Witter, which is now a part of Morgan Stanley Dean Witter & Co. Selected details of SDC's borrowings are shown below.
	March 30, 2002	March 31, 2001

8.52% to 9.26% medium-term notes due through 2012	$ 73,875	$ 213,025

At March 30, 2002, medium-term note maturities for the next five years and thereafter are as follows:

2002 . . . . . . . . . . .	$21,075
2003 . . . . . . . . . . .	9,000
2004 . . . . . . . . . . .	--
2005 . . . . . . . . . . .	--
2006 . . . . . . . . . . .	--
Thereafter . . . . . . . .	43,800
$73,875

SEARS DC CORP.
13 Weeks Ended March 30, 2002 And March 31, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(thousands)

FINANCIAL CONDITION

SDC invests funds in promissory notes of Sears, which pay interest sufficient to cover SDC's fixed charges at least 1.005 times, and in highly liquid short-term investments.

The $73,875 in outstanding medium-term notes as of March 30, 2002 are generally not redeemable prior to their stated maturity except under certain circumstances, primarily in the event of a significant decline in Discover Card receivables of Sears former subsidiary, Dean Witter, which is now a part of Morgan Stanley Dean Witter & Co.

RESULTS OF OPERATIONS

Interest and related expenses decreased 63.9% from $4,801 to $1,732 for the 13 weeks ended March 30, 2002. The decline in interest expense was due to lower outstanding debt. Revenues decreased 63.8% from $4,831 to $1,750 for the 13 weeks ended March 30, 2002. Interest revenue earned by SDC is contractually required to produce earnings sufficient to cover SDC's fixed charges at least 1.005 times. Consequently, the decline in revenues was also due to lower outstanding debt.

Earnings covered fixed charges 1.005 times for the 13 weeks ended March 30, 2002.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

SEARS DC CORP.
13 Weeks Ended March 30, 2002 And March 31, 2001

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits.

An Exhibit Index has been filed as part of this Report on Page E-1.

	(b)	Reports on Form 8-K.

None

SEARS DC CORP.
13 Weeks Ended March 30, 2002 And March 31, 2001

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sears DC Corp. (Registrant)

May 7, 2002	By:	/s/ William K. Phelan William K. Phelan Vice President and Controller (Authorized Officer and Principal Accounting Officer of Registrant)

EXHIBIT INDEX

SEARS DC CORP.
13 Weeks Ended March 30, 2002 And March 31, 2001

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