Form 10-Q
period 2002-06-30
SEARS DC CORP
filed 2002-08-12
CIK 815743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

As of June 29, 2002, the Registrant had 1,000 shares of common stock, par value $1.00 per share, outstanding, all of which were held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instructions H(1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

SEARS DC CORP.
Index To Quarterly Report on Form 10-Q
13 and 26 Weeks Ended June 29, 2002

Part I - Financial Information		Page

Item 1.	Financial Statements

	Statements of Income (unaudited) - 13 and 26 Weeks Ended June 29, 2002 and June 30, 2001	1

	Statements of Financial Position - June 29, 2002 (unaudited), June 30, 2001 (unaudited) and December 29, 2001	2

	Statements of Cash Flows (unaudited) - 26 Weeks Ended June 29, 2002 and June 30, 2001	3

	Notes to Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	5

Part II - Other Information

Item 1.	Legal Proceedings

	None.

Item 6.	Exhibits and Reports on Form 8-K	6

SEARS DC CORP.
Statements of Income
(Unaudited)

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

(dollars in thousands)	13 Weeks Ended		26 Weeks Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Revenues
Earnings on notes of Sears	$1,347	$4,805	$3,097	$9,636

Expenses
Interest and related expenses	1,330	4,776	3,062	9,577
Operating expenses	10	5	19	11
Total expenses	1,340	4,781	3,081	9,588

Income before income taxes	7	24	16	48
Income taxes	3	9	6	17
Net Income	$4	$15	$10	$31
Ratio of earnings to fixed charges	1.005	1.005	1.005	1.005

See notes to financial statements.

SEARS DC CORP.
Statements of Financial Position

	(Unaudited)
(dollars in thousands)	June 29,	June 30,	Dec. 29,
	2002	2001	2001

Assets
Notes of Sears	$59,309	$224,263	$84,632
Interest receivable and other assets	173	235	189
Total assets	$59,482	$224,498	$84,821

Liabilities
Medium-term notes	$52,800	$213,025	$77,525
Interest payable and other liabilities	1,230	6,054	1,854
Total liabilities	54,030	219,079	79,379

Stockholder's Equity
Common stock par value $1.00 per share, 1,000 shares authorized and outstanding	1	1	1
Capital in excess of par value	7	7	7
Retained income	5,444	5,411	5,434
Total stockholder's equity	5,452	5,419	5,442

Total liabilities and stockholder's equity	$59,482	$224,498	$84,821
See accompanying notes.

SEARS DC CORP.
Statements of Cash Flows
(Unaudited)

	26 Weeks Ended
(dollars in thousands)	June 29,	June 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10	$31
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in interest receivable and other assets and interest payable and other liabilities	(608)	66
Net cash provided by (used in) operating activities	(598)	97

CASH FLOWS FROM INVESTING ACTIVITIES:

(Increase) decrease in notes of Sears	25,323	(97)
Net cash provided by (used in) investing activities	25,323	(97)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of Medium-term notes	(24,725)	--
Net cash used in financing activities	(24,725)	--

Net increase in cash and cash equivalents	--	--

Cash and cash equivalents at beginning of period	--	--

Cash and cash equivalents at end of period	$--	$--

See accompanying notes.

SEARS DC CORP.
Notes To Financial Statements
(Unaudited)

Statements of Income

Statements of Financial Position

Statements of Cash Flows

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

The medium-term notes are generally not redeemable prior to their stated maturity except under certain circumstances, primarily in the event of a significant decline in Discover Card receivables of Sears former subsidiary, Dean Witter, which is now a part of Morgan Stanley & Co. Incorporated. Selected details of SDC's borrowings are shown below.
thousands	June 29, 2002	June 30, 2001

8.55% to 9.26% medium-term notes due through 2012	$ 52,800	$ 213,025

At June 29, 2002, medium-term note maturities for the next five years and thereafter are as follows:
thousands
2002 . . . . . . . . . . .	$--
2003 . . . . . . . . . . .	9,000
2004 . . . . . . . . . . .	--
2005 . . . . . . . . . . .	--
2006 . . . . . . . . . . .	--
Thereafter . . . . . . . .	43,800
$52,800

SEARS DC CORP.
13 and 26 Weeks Ended June 29, 2002 And June 30, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

SDC invests funds in promissory notes of Sears, which pay interest sufficient to cover SDC's fixed charges at least 1.005 times.

The $52.8 million in outstanding medium-term notes as of June 29, 2002 are generally not redeemable prior to their stated maturity except under certain circumstances, primarily in the event of a significant decline in Discover Card receivables of Sears former subsidiary, Dean Witter, which is now a part of Morgan Stanley & Co. Incorporated.

RESULTS OF OPERATIONS

Interest and related expenses decreased 72.2% from $4.8 million to $1.3 million and decreased 68% from $9.6 million to $3.1 million for the 13 and 26 weeks ended June 29, 2002 and June 30, 2001, respectively. The decline in interest expense was due to lower outstanding debt. Revenues decreased 72% from $4.8 million to $1.3 million and decreased 67.9% from $9.6 million to $3.1 million for the 13 and 26 weeks ended June 29, 2002 and June 30, 2001, respectively. The interest revenue earned by SDC is designed to produce earnings sufficient to cover SDC's fixed charges at least 1.005 times. Consequently, revenues also experienced a decline due to lower outstanding debt.

Earnings covered fixed charges 1.005 times for the 13 and 26 Weeks Ended June 29, 2002 and June 30, 2001.

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
13 and 26 Weeks Ended June 29, 2002 And June 30, 2001

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits.

An Exhibit Index has been filed as part of this Report on Page E-1.

	(b)	Reports on Form 8-K.

None

SEARS DC CORP.
13 and 26 Weeks Ended June 29, 2002 And June 30, 2001

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sears DC Corp. (Registrant)

August 12, 2002	By:	/s/ William K. Phelan William K. Phelan Vice President and Controller
(Authorized Officer and Principal Accounting Officer of Registrant)

EXHIBIT INDEX

SEARS DC CORP.
13 and 26 Weeks Ended June 29, 2002 And June 30, 2001
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

**99(a)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

**99(b)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*Sec File No. 0-17955
** Filed herewith

E-1