Form 10-Q
period 2002-09-28
SEARS DC CORP
filed 2002-11-12
CIK 815743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ____

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

As of September 28, 2002, the Registrant had 1,000 shares of common stock, par value $1.00 per share, outstanding, all of which were held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instructions H(1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

SEARS DC CORP.
Index To Quarterly Report on Form 10-Q
13 and 39 Weeks Ended September 28, 2002

Part I - Financial Information		Page

Item 1.	Financial Statements

	Statements of Income (unaudited) - 13 and 39 Weeks Ended September 28, 2002 and September 29, 2001	1

	Statements of Financial Position - September 28, 2002 (unaudited), September 29, 2001 (unaudited) and December 29, 2001	2

	Statements of Cash Flows (unaudited) - 39 Weeks Ended September 28, 2002 and September 29, 2001	3

	Notes to Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	5

Item 4.	Disclosure Controls and Procedures	6

Part II - Other Information

Item 1.	Legal Proceedings

	None.

Item 6.	Exhibits and Reports on Form 8-K	7

SEARS DC CORP.
Statements of Income
(Unaudited)

PART I. FINANCIAL INFORMATION Item I. Financial Statements
(dollars in thousands)	13 Weeks Ended		39 Weeks Ended
	Sept. 28, 2002	Sept. 29, 2001	Sept. 28, 2002	Sept. 29, 2001
Revenues

Earnings on notes of Sears	$1,210	$4,723	$4,307	$14,359

Expenses
Interest and related expenses	1,194	4,694	4,256	14,271
Operating expenses	10	6	29	17
Total expenses	1,204	4,700	4,285	14,288

Income before income taxes	6	23	22	71
Income taxes	2	8	8	25
Net income	$4	$15	$14	$46
Ratio of earnings to fixed charges	1.005	1.005	1.005	1.005
See notes to financial statements.

SEARS DC CORP.
Statements of Financial Position

	(Unaudited)
(dollars in thousands)	Sept. 28, 2002	Sept. 29, 2001	Dec. 29, 2001
Assets
Notes of Sears	$60,520	$220,158	$84,632
Interest receivable and other assets	166	202	189
Total assets	$60,686	$220,360	$84,821

Liabilities
Medium-term notes	$52,800	$204,525	$77,525
Interest payable and other liabilities	2,430	10,401	1,854
Total liabilities	55,230	214,926	79,379

Stockholder's Equity
Common stock par value $1.00 per share, 1,000 shares authorized and outstanding	1	1	1
Capital in excess of par value	7	7	7
Retained income	5,448	5,426	5,434
Total stockholder's equity	5,456	5,434	5,442

Total liabilities and stockholder's equity	$60,686	$220,360	$84,821
See accompanying notes.

SEARS DC CORP.
Statements of Cash Flows
(Unaudited)

	39 Weeks Ended
(dollars in thousands)	Sept. 28, 2002	Sept. 29, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14	$46
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in interest receivable and other assets and interest payable and other liabilities	599	4,446
Net cash provided by operating activities	613	4,492

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in notes of Sears	24,112	4,008
Net cash provided by investing activities	24,112	4,008

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of Medium-term notes	(24,725)	(8,500)
Net cash used in financing activities	(24,725)	(8,500)

Net increase in cash and cash equivalents	--	--

Cash and cash equivalents at beginning of period	--	--

Cash and cash equivalents at end of period	$--	$--

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

thousands	Sept. 28, 2002	Sept. 29, 2001

8.55% to 9.26% medium-term notes due through 2012	$ 52,800	$ 204,525

At September 28, 2002, medium-term note maturities for the next five fiscal years and thereafter are as follows:

thousands
2002 . . . . . . . . . . .	$--
2003 . . . . . . . . . . .	9,000
2004 . . . . . . . . . . .	--
2005 . . . . . . . . . . .	--
2006 . . . . . . . . . . .	--
Thereafter . . . . . . . .	43,800
$52,800

SEARS DC CORP.
13 and 39 Weeks Ended September 28, 2002 and September 29, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

SDC invests funds in promissory notes of Sears, which pay interest sufficient to cover SDC's fixed charges at least 1.005 times.

The $52.8 million in outstanding medium-term notes as of September 28, 2002 are generally not redeemable prior to their stated maturity except under certain circumstances, primarily in the event of a significant decline in Discover Card receivables of Sears former subsidiary, Dean Witter, which is now a part of Morgan Stanley & Co. Incorporated.

RESULTS OF OPERATIONS

Interest and related expenses decreased 74.6% from $4.7 million to $1.2 million and decreased 70.2% from $14.3 million to $4.3 million for the 13 and 39 weeks ended September 28, 2002 and September 29, 2001, respectively. The decline in interest expense was due to lower outstanding debt. Revenues decreased 74.4% from $4.7 million to $1.2 million and decreased 70.0% from $14.4 million to $4.3 million for the 13 and 39 weeks ended September 28, 2002 and September 29, 2001, respectively. The interest revenue earned by SDC is designed to produce earnings sufficient to cover SDC's fixed charges at least 1.005 times. Consequently, revenues also experienced a decline due to lower outstanding debt.

Earnings covered fixed charges 1.005 times for the 13 and 39 Weeks Ended September 28, 2002 and September 29, 2001.

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

SEARS DC CORP.

Item 4. Disclosure Controls and Procedures

The Company's management, including Larry R. Raymond, President and Chief Executive Officer (principal executive officer) and Keith E. Trost, Vice President and Treasurer (principal financial officer), have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

SEARS DC CORP.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits.

An Exhibit Index has been filed as part of this Report on Page 11.

	(b)	Reports on Form 8-K.

None

SEARS DC CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sears DC Corp. (Registrant)

November 12, 2002	By:	/s/ William K. Phelan
William K. Phelan Vice President and Controller (Authorized Officer and Principal Accounting Officer of Registrant)

SEARS DC CORP.

CERTIFICATIONS

I, Larry R. Raymond, President and Chief Executive Officer of Sears DC Corp., certify that:

  I have reviewed this quarterly report on Form 10-Q of Sears DC Corp.

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and;

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By: /s/ Larry R. Raymond

Larry R. Raymond
President and Chief Executive Officer

SEARS DC C ORP.

CERTIFICATIONS

I, Keith E. Trost, Vice President and Treasurer of Sears DC Corp., certify that:

  I have reviewed this quarterly report on Form 10-Q of Sears DC Corp.

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and;

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By:/s/ Keith E. Trost
Keith E. Trost
Vice President and Treasurer

SEARS DC CORP.
E-1

EXHIBIT INDEX

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

SEARS DC CORP.
EXHIBIT 99(a)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

The undersigned, Larry R. Raymond, President and Chief Executive Officer of Sears DC Corp. (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 (the "Report").

The undersigned hereby certifies that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 12th day of November, 2002.

/s/ Larry R. Raymond
Larry R. Raymond President and Chief Executive Officer

SEARS DC CORP.
EXHIBIT 99(b)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

The undersigned, Keith E. Trost, Vice President and Treasurer of Sears DC Corp. (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 (the "Report").

The undersigned hereby certifies that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 12th day of November, 2002.

/s/ Keith E. Trost
Keith E. Trost Vice President and Treasurer