Form 10-K
period 2002-12-28
SEARS DC CORP
filed 2003-03-18
CIK 815743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

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

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [ X ]

As of February 28, 2003, Registrant had 1,000 shares of common stock outstanding, all of which were held by Sears, Roebuck and Co. State the aggregate market value of the voting and non-voting common equity held by non-affiliates of Registrant computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, as of the last business day of Registrant's most recently completed second fiscal quarter: $0.00.

Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this report with a reduced disclosure format.

Documents Incorporated By Reference

None

PART I

Item 1. Business

Sears DC Corp. ("SDC" or the "Company"), a wholly-owned subsidiary of Sears, Roebuck and Co. ("Sears") organized under the laws of Delaware in January 1987, was formed to borrow in domestic and foreign debt markets and lend the proceeds of such borrowings to Sears and certain direct and indirect subsidiaries of Sears in exchange for their unsecured notes. SDC raised funds through the sale of its medium-term notes and direct placement of commercial paper with corporate and institutional investors. The only outstanding debt of SDC is two series of medium-term notes. SDC does not plan to issue additional debt.

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

At February 28, 2003, SDC had no employees on its payroll and its officers and directors consisted of employees of affiliated companies. Its offices are located at 3711 Kennett Pike, Greenville, Delaware 19807.

Item 2. Properties

None.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

There is no established public trading market for SDC's common stock. As of February 28, 2003, Sears owned all outstanding shares of SDC's common stock. During 2002 and 2001 there were no dividends declared or paid to Sears by SDC.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
(amounts in millions)

FINANCIAL CONDITION

SDC invests funds in promissory notes of Sears, which pay interest sufficient to cover SDC's fixed charges at least 1.005 times.

The $52.8 in outstanding medium-term notes as of December 28, 2002 are generally not redeemable prior to their stated maturity. One exception is in the event of a significant decline in Discover Card receivables of Sears former subsidiary, Dean Witter, which is now a part of Morgan Stanley.

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

The ratings of the Company's domestic debt securities as of February 28, 2003, appear in the table below:
	Standard & Poor's Rating Services	Fitch Ratings	Moody's Investors Services, Inc.

Unsecured long-term debt	BBB+	BBB+	Baa1

RESULTS OF OPERATIONS

Medium-term notes outstanding were $52.8 and $77.5 as of December 28, 2002 and December 29, 2001, respectively. Average medium-term notes outstanding were $60.8, $183.6 and $213.0 in 2002, 2001 and 2000, respectively. Revenues decreased 66.4% to $5.5 in 2002 from $16.4 in 2001. Revenues decreased 14.7% to $16.4 in 2001 from $19.3 in 2000. The revenue decreases are due to lower levels of interest-earning assets in each period. The decrease in the average amount of medium-term notes outstanding led to interest and related expenses decreasing 66.6% to $5.5 in 2002 from $16.3 in 2001. In 2001, interest and related expenses decreased 14.7% to $16.3 from $19.1 in 2000 due to a decrease in the average amount of medium-term notes outstanding. Earnings covered fixed charges 1.005 times in 2002, 2001 and 2000.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" that are subject to risks and uncertainties that could cause actual results to be materially different from any future results expressed or implied by these forward-looking statements. These statements are based on a number of assumptions about a variety of factors, including the ability of Sears to perform under the agreements described herein and general economic conditions (such as interest rates). While SDC believes that these assumptions are reasonable, SDC cautions that it is impossible to predict the impact of certain facts that could cause actual results to differ from expected results. SDC intends the forward-looking statements to speak only as of the time first made and does not undertake to update or revise them as more information becomes available.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk
(amounts in millions)

SDC's outstanding debt securities are subject to interest rate risk. All debt securities are considered non-trading. At year-end 2002 and 2001, 100% of SDC's portfolio was fixed rate. At year-end 2002 and 2001, the carrying value of SDC's debt was $52.8 and $77.5, respectively. The fair value of SDC's debt was $55.9 and $85.8 at year-end 2002 and 2001, respectively.

As of year-end 2002, average interest rates by year of maturity were:
2003	8.58%
2004	--
2005	--
2006	--
2007	--
Thereafter	9.15%

Item 8. Financial Statements and Supplementary Data

The financial statements of the Company, including the notes to all such statements, and other information are included in this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Not applicable.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Disclosure Controls and Procedures

The Company's management, including Larry R. Raymond, President and Chief Executive Officer (principal executive officer) and Keith E. Trost, Vice President and Treasurer (principal financial officer), have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Annual Report on Form 10-K. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

  An "Index to Financial Statements" has been filed as a part of this report on page F-1 hereof.

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
SEARS DC CORP. (Registrant)

/s/ William K. Phelan By: William K. Phelan Vice President and Controller March 17, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title		Date
/s/ Larry R. Raymond Larry R. Raymond	Director, President and Chief Executive Officer (Principal Executive Officer)	) ) ) )

/s/ Keith E. Trost Keith E. Trost	Director, Vice President and Treasurer (Principal Financial Officer)	) ) ) )	March 17, 2003

/s/ William K. Phelan William K. Phelan	Vice President and Controller (Principal Accounting Officer)	) ) ) )

/s/ Glenn R. Richter Glenn R. Richter	Director	) ) ) )

SEARS DC CORP.

CERTIFICATIONS

I, Larry R. Raymond, President and Chief Executive Officer of Sears DC Corp., certify that:

  I have reviewed this annual report on Form 10-K of Sears DC Corp.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 17, 2003
By: /s/ Larry R. Raymond Larry R. Raymond President and Chief Executive Officer

SEARS DC CORP.

I, Keith E. Trost, Vice President and Treasurer of Sears DC Corp., certify that:

  I have reviewed this annual report on Form 10-K of Sears DC Corp.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 17, 2003	By: _/s/ Keith E. Trost_________________ Keith E. Trost Vice President and Treasurer

SEARS DC CORP.
Index to Financial Statements
Years Ended December 28, 2002 and December 29, 2001

Independent Auditors' Report

To the Board of Directors and Stockholder of
Sears DC Corp.
Greenville, Delaware

We have audited the accompanying statements of financial position of Sears DC Corp., a wholly-owned subsidiary of Sears, Roebuck and Co., as of December 28, 2002 and December 29, 2001, and the related statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sears DC Corp. as of December 28, 2002 and December 29, 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Chicago, Illinois
March 11, 2003

SEARS DC CORP.
Statements of Income

thousands
	2002	2001	2000

Revenues
Earnings on notes of Sears	$5,520	$16,421	$19,252
Expenses
Interest and related expenses	5,457	16,316	19,122
Operating expenses	36	23	35
Total expenses	5,493	16,339	19,157
Income before income taxes	27	82	95
Income taxes	9	28	33
Net income	$18	$54	$62

See notes to financial statements.

SEARS DC CORP.
Statements of Financial Position

thousands, except share data
	2002	2001
Assets
Notes of Sears	$59,344	$84,632
Deferred Debt Issuance Costs	160	189
Total assets	$59,504	$84,821
Liabilities
Medium-term notes	$52,800	$77,525
Interest payable and other liabilities	1,244	1,854
Total liabilities	54,044	79,379
Stockholder's Equity
Common stock, par value $1.00 per share,
1,000 shares authorized and outstanding	1	1
Capital in excess of par value	7	7
Retained earnings	5,452	5,434
Total stockholder's equity	5,460	5,442

Total liabilities and stockholder's equity	$59,504	$84,821

See notes to financial statements.

SEARS DC CORP.
Statements of Stockholder's Equity

dollar amounts in thousands	Common Shares Outstanding	Common Stock Issued	Capital in Excess of Par Value	Retained Earnings	Total Stockholder's Equity
Balance, end of year 1999	1,000	$1	$7	$5,318	$5,326

Net income				62	62
Balance, end of year 2000	1,000	1	7	5,380	5,388

Net income				54	54
Balance, end of year 2001	1,000	1	7	5,434	5,442

Net income				18	18
Balance, end of year 2002	1,000	$1	$7	$5,452	$5,460

See notes to financial statements.

SEARS DC CORP.
Statements of Cash Flows

thousands
	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$18	$54	$62
Adjustment to reconcile net income to net cash
Provided by (used in) operating activities:
Net change in interest receivable and other assets and interest payable and other liabilities
	(581)	(2,991)	42
Net cash (used in) provided by operating activities
	(563)	(2,937)	104

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in notes of Sears	25,288	138,437	(104
Net cash provided by (used in) investing activities
	25,288	138,437	(104)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of medium-term notes	(24,725)	(135,500)	--
Net cash used in financing activities
	(24,725)	(135,500)	--

Net change in cash and equivalents	--	--	--
Balance at beginning of year	--	--	--
Balance at end of year	$--	$--	$--

Supplemental Disclosure of Cash Flow Information
Cash paid during the year
Interest	$5,973	$19,263	$19,078
Income taxes	29	33	38

See notes to financial statements.

SEARS DC CORP.
Notes to Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sears DC Corp. ("SDC"), a wholly-owned subsidiary of Sears, Roebuck and Co. ("Sears"), was principally engaged in borrowing in domestic and foreign debt markets and lending the proceeds of such borrowings to Sears and certain direct and indirect subsidiaries of Sears in exchange for Sears unsecured notes.

SDC's revenue consists solely of interest income on notes of Sears, recognized on an accrual basis. Under an agreement between SDC and Sears, the interest rate Sears pays on the unsecured notes to SDC is designed to produce earnings sufficient to cover SDC's fixed charges at least 1.005 times. Required payments of principal and interest to SDC under the Sears borrowing agreement are intended to be sufficient to allow SDC to make timely payments of principal and interest to the holders of its securities.

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
Fiscal year	Ended	Weeks

2002	December 28, 2002	52
2001	December 29, 2001	52
2000	December 30, 2000	52

SDC receives certain general and administrative services from affiliated companies. No expense is recognized in the accompanying financial statements for these services.

The results of operations of SDC are included in the consolidated federal income tax return of Sears. Tax liabilities and benefits are allocated as generated by SDC, whether or not such benefits would be currently available on a separate return basis. Taxes are provided based on the statutory federal income tax rate.

SEARS DC CORP.
Notes to Financial Statements

NOTE 2 - BORROWINGS
(thousands)

The medium-term notes are not redeemable by SDC except in the event of a significant decline in Discover Card receivables of Sears former subsidiary, Dean Witter, which is now part of Morgan Stanley. The fair market value of medium-term notes approximated $55,880 and $85,756 at December 28, 2002, and December 29, 2001, respectively, based on discounted cash flows using interest rates currently available to Sears. SDC's borrowings include the following:
	2002	2001

8.55% to 9.26% medium-term notes due through 2012	$ 52,800	$ 77,525

At December 28, 2002 medium-term note maturities for the next five years and thereafter were as follows:
2003	$9,000
2004	--
2005	--
2006	--
2007	--
Thereafter	43,800

$52,800

NOTE 3 - QUARTERLY RESULTS (Unaudited)
(thousands)
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year
	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
Revenues	$1,750	$4,831	$1,347	$4,805	$1,210	$4,723	$1,213	$2,062	$5,520	$16,421
Operating income	9	24	7	24	6	23	5	11	27	82
Net income	6	16	4	15	4	15	4	8	18	54

EXHIBIT INDEX

Sears DC Corp. Form 10-K
For the Year Ended December 28, 2002

3(a)	Certificate of Incorporation of Discover Credit Corp. dated January 9, 1987 (Incorporated by reference to Exhibit 3(a) to Form 10 of the Registrant*).

3(b)	Amendment to Certificate of Incorporation of Discover Credit Corp. dated April 9, 1987 (Incorporated by reference to Exhibit 3(b) to Form 10 of the Registrant*).

3(c)	Certificate of Amendment of Certificate of Incorporation dated May 21, 1993 to change the name of Discover Credit Corp. to Sears DC Corp. (Incorporated by reference to exhibit 3(c) on Form 10-K of the Registrant for the fiscal year ended December 28, 1996*).

3(d)	By-laws of Discover Credit Corp., as amended to February 6, 1996 (Incorporated by reference to exhibit 3(c) on Form 10-K of the Registrant for the fiscal year ended December 30, 1995*).

4	Registrant hereby agrees to furnish the Securities and Exchange Commission, upon request, with the instruments defining the rights of holders of long-term debt of the Registrant.

10(a)	Letter Agreement dated March 9, 1993 between Sears, Roebuck and Co. and Discover Credit Corp. (Incorporated by reference to Exhibit 10(g) to Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1992*).

10(b)	Amendment dated March 22, 1994 to Letter Agreement dated March 9, 1993 between Sears, Roebuck and Co. and Discover Credit Corp. (Incorporated by reference to Exhibit 10(b) to Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1993*).

12	Calculation of ratio of earnings to fixed charges.**

23	Consent of Deloitte & Touche LLP.**

99(a)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).**

99(b)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).**

_____________________________

* SEC File No. 0-17955
** Filed herewith

EXHIBIT 12

SEARS DC CORP.
Calculation of Ratio of Earnings to Fixed Charges

Thousands, except ratios
	2002	2001	2000

Income before income taxes	$27	$82	$95
Fixed Charges	5,457	16,316	19,122

(i) Earnings available for Fixed Charges	5,484	16,398	19,217

(ii) Fixed Charges	5,457	16,316	19,122

Ratio of Earnings to Fixed Charges (i/ii)	1.005	1.005	1.005

EXHIBIT 23

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 33-44671 of Sears DC Corp. on Form S-3 of our report dated March 11, 2003 appearing in this Annual Report on Form 10-K of Sears DC Corp. for the fiscal year ended December 28, 2002.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Chicago, Illinois
March 11, 2003

SEARS DC CORP.
EXHIBIT 99(a)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

The undersigned, Larry R. Raymond, President and Chief Executive Officer of Sears DC Corp. (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (the "Report").

The undersigned hereby certifies that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 17th day of March, 2003.
/s/ Larry R. Raymond Larry R. Raymond President and Chief Executive Officer

SEARS DC CORP.
EXHIBIT 99(b)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

The undersigned, Keith E. Trost, Vice President and Treasurer of Sears DC Corp. (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (the "Report").

The undersigned hereby certifies that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 17th day of March, 2003.
/s/ Keith E. Trost Keith E. Trost Vice President and Treasurer