Form 10-Q
period 2003-03-29
SEARS DC CORP
filed 2003-05-09
CIK 815743

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2003

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

Registrant's telephone number, including area code: (302) 434-3100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [ X ]

As of April 30, 2003, Registrant had 1,000 shares of common stock outstanding, all of which were held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Documents Incorporated By Reference

None

SEARS DC CORP.
Index To Quarterly Report on Form 10-Q
13 Weeks Ended March 29, 2003

Part I - Financial Information		Page

Item 1.	Financial Statements

	Statements of Income (unaudited) - 13 Weeks Ended March 29, 2003 and March 30, 2002	1

	Statements of Financial Position - March 29, 2003 (unaudited), March 30, 2002 (unaudited) and December 28, 2002	2

	Statements of Cash Flows (unaudited) - 13 Weeks Ended March 29, 2003 and March 30, 2002	3

	Notes to Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	5

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	5

Item 4.	Disclosure Controls and Procedures	6

Part II - Other Information

Item 1.	Legal Proceedings

	None.

Item 6.	Exhibits and Reports on Form 8-K	7

SEARS DC CORP.
Statements of Income
(Unaudited)

PART I. FINANCIAL INFORMATION

Item I. Financial Statements
	13 Weeks Ended
thousands	March 29,		March 30,
	2003		2002
Revenues
Earnings on notes of Sears		$1,216		$1,750

Expenses
Interest and related expenses		1,201		1,732
Operating expenses		9		9
Total expenses		1,210		1,741

Income before income taxes		6		9
Income taxes		2		3
Net Income	$ ==	4 =======	$ ==	6 =======

See notes to financial statements.

SEARS DC CORP.
Statements of Financial Position

	(Unaudited)
thousands, except share data	March 29,		March 30,		Dec. 28,
	2003		2002		2002

Assets
Notes of Sears		$60,559		$82,473		$59,344
Deferred Debt Issuance Costs		155		179		160
Total assets	$ =	60,714 =========	$ =	82,652 =========	$ =	59,504 ========

Liabilities
Medium-term notes		$52,800		$73,875		$52,800
Interest payable and other liabilities		2,450		3,329		1,244
Total liabilities		55,250		77,204		54,044

Stockholder's Equity
Common stock par value $1.00 per share, 1,000 shares authorized and outstanding		1		1		1
Capital in excess of par value		7		7		7
Retained income		5,456		5,440		5,452
Total stockholder's equity		5,464		5,448		5,460

Total liabilities and stockholder's equity	$ =	60,714 =========	$ =	82,652 =========	$ =	59,504 ========
See accompanying notes.

SEARS DC CORP.
Statements of Cash Flows
(Unaudited)
	13 Weeks Ended
thousands	March 29,	March 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4	$6
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in deferred debt issuance costs and interest payable and other liabilities	1,211	1,485
Net cash provided by operating activities	1,215	1,491

CASH FLOWS FROM INVESTING ACTIVITIES:

(Increase) decrease in notes of Sears	(1,215)	2,159
Net cash provided by (used in) investing activities	(1,215)	2,159

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of Medium-term notes	--	(3,650)
Net cash used in financing activities	--	(3,650)

Net increase in cash and cash equivalents	--	--

Cash and cash equivalents at beginning of period	--	--

Cash and cash equivalents at end of period	-- =========	-- ========

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

Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. The significant accounting policies used in the presentation of these financial statements are consistent with the summary of significant accounting policies set forth in SDC's Annual Report on Form 10-K for the fiscal year ended December 28, 2002, and these financial statements should be read in conjunction with the financial statements and notes found therein. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.

The medium-term notes are not redeemable by SDC except in the event of a significant decline in Discover Card receivables of Sears former subsidiary, Dean Witter, which is now a part of Morgan Stanley. SDC's borrowings include the following:
	March 29, 2003	March 30, 2002

8.55% to 9.26% Medium-Term Notes due 2003 through 2012	$ 52,800 ==========	$ 73,875 ============

At March 29, 2003, medium-term note maturities for the next five years and thereafter are as follows:

2003 . . . . . . . . . . .		$9,000
2004 . . . . . . . . . . .		--
2005 . . . . . . . . . . .		--
2006 . . . . . . . . . . .		--
2007 . . . . . . . . . . .		--
Thereafter . . . . . . . .		43,800
	$ ==	52,800 ======

SEARS DC CORP.
13 Weeks Ended March 29, 2003 And March 30, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(amounts in millions)

FINANCIAL CONDITION

SDC invests funds in promissory notes of Sears, which pay interest sufficient to cover SDC's fixed charges at least 1.005 times.

The $52.8 in outstanding medium-term notes as of March 29, 2003 are generally not redeemable prior to their stated maturity. One exception is in the event of a significant decline in Discover Card receivables of Sears former subsidiary, Dean Witter, which is now a part of Morgan Stanley.

RESULTS OF OPERATIONS

Medium-term notes outstanding were $52.8 and $73.9 as of March 29, 2003 and March 30, 2002, respectively. Revenues decreased 30.5% to $1.2 in 2003 from $1.8 in 2002. The revenue decrease is due to lower levels of interest-earning assets in 2003. The decrease in the amount of medium-term notes outstanding led to interest and related expenses decreasing 30.7% to $1.2 in 2003 from $1.7 in 2002. Earnings covered fixed charges 1.005 times for the 13 weeks ended March 29, 2003 and March 30, 2002.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements made in this Report on Form 10-Q are "forward-looking statements" that are subject to risks and uncertainties that could cause results to be materially different from any future results expressed or implied by these forward-looking statements. These statements are based on a number of assumptions about a variety of factors, including the ability of Sears to perform under the agreements described herein and general economic conditions (such as interest rates). While SDC believes that these assumptions are reasonable, SDC cautions that it is impossible to predict the impact of certain facts that could cause actual results to differ from expected results. SDC intends the forward-looking statements to speak only as of the time first made and does not undertake to update or revise them as more information becomes available.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

(amounts in millions)

SDC's outstanding debt securities are subject to interest rate risk. All debt securities are considered non-trading. At March 29, 2003 and March 30, 2002, 100% of SDC's portfolio was fixed rate. For the 13 weeks ended March 29, 2003 and March 30, 2002, the carrying value of SDC's debt was $52.8 and $73.9, respectively.

For the period ended March 29, 2003, average interest rates by year of maturity were:
2003	8.58%
2004	--
2005	--
2006	--
2007	--
Thereafter	9.15%

SEARS DC CORP.
 13 Weeks Ended March 29, 2003 And March 30, 2002

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
 13 Weeks Ended March 29, 2003 And March 30, 2002

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits.

An Exhibit Index has been filed as part of this Report on Page E-1.

	(b)	Reports on Form 8-K.

None

SEARS DC CORP.
 13 Weeks Ended March 29, 2003 And March 30, 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sears DC Corp. (Registrant)

May 09, 2003
By:	/s/ William K. Phelan Vice President and Controller
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
Date: May 09, 2003
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
Date: May 09, 2003
By: /s/ Keith E. Trost Keith E. Trost Vice President and Treasurer

EXHIBIT INDEX

SEARS DC CORP.
 13 Weeks Ended March 29, 2003 And March 30, 2002

Exhibit No.
3(a)
Certificate of Incorporation of Discover Credit Corp. dated January 9, 1987 (Incorporated by reference to Exhibit 3(a) to Form 10 of the Registrant *).

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

99(a)
Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.**

99(b)
Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 as adopted Section 906 of the Sarbanes-Oxley Act of 2002.**

_____________________
* Sec File No. 0-17955
** Filed herewith

E-1

SEARS DC CORP.
EXHIBIT 99(a)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned, Larry R. Raymond, President and Chief Executive Officer of Sears DC Corp. (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ended March 29, 2003 (the "Report").

The undersigned hereby certifies that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 9th day of May, 2003.
/s/ Larry R. Raymond
Larry R. Raymond President and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Sears DC Corp. and will be retained by  Sears DC Corp. and furnished to the Securities and Exchange Commission or its staff upon request.

E-2

SEARS DC CORP.
EXHIBIT 99(b)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned, Keith E. Trost, Vice President and Treasurer of Sears DC Corp. (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ended March 29, 2003 (the "Report").

The undersigned hereby certifies that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 9th day of May, 2003.
/s/ Keith E. Trost
Keith E. Trost Vice President and Treasurer

A signed original of this written statement required by Section 906 has been provided to Sears DC Corp. and will be retained by Sears DC Corp. and furnished to the Securities and Exchange Commission or its staff upon request.

E-3