Form 10-Q
period 2003-06-28
SEARS DC CORP
filed 2003-08-07
CIK 815743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________

Commission file number 0-17955

SEARS DC CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	36-3533346 ( I.R.S. Employer Identification No.)

3711 Kennett Pike, Greenville, Delaware (Address of Principal Executive Offices)	19807 (Zip Code)

Registrant's telephone number, including area code: (302) 434-3100

Indicate by check make whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [ X ]

As of July 31, 2003, Registrant had 1,000 shares of common stock outstanding, all of which were held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

SEARS DC CORP.
Index To Quarterly Report on Form 10-Q
13 and 26 Weeks Ended June 28, 2003

Part I - Financial Information		Page

Item 1.	Financial Statements

	Condensed Statements of Income (unaudited) - 13 and 26 Weeks Ended June 28, 2003 and June 29, 2002	1

	Condensed Statements of Financial Position - June 28, 2003 (unaudited), June 29, 2002 (unaudited) and December 28, 2002	2

	Condensed Statements of Cash Flows (unaudited) - 13 and 26 Weeks Ended June 28, 2003 and June 29, 2002	3

	Notes to Condensed Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	5

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	5

Item 4.	Disclosure Controls and Procedures	6

Part II - Other Information

Item 1.	Legal Proceedings

	None.

Item 6.	Exhibits and Reports on Form 8-K	7

SEARS DC CORP.
Condensed Statements of Income
(Unaudited)

PART I. FINANCIAL INFORMATION

Item I. Financial Statements
	13 Weeks Ended		26 Weeks Ended
thousands	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002
Revenues
Earnings on notes of Sears	$1,139	$1,347	$2,355	$3,097

Expenses
Interest and related expenses	1,124	1,330	2,325	3,062
Operating expenses	9	10	18	19

Total expenses	1,133	1,340	2,343	3,081

Income before income taxes	6	7	12	16
Income taxes	2	3	4	6

Net Income	$4	$4	$8	$10

See accompanying notes.

SEARS DC CORP.
Condensed Statements of Financial Position

	(Unaudited)
thousands, except share data	June 28,	June 29,	Dec. 28,
	2003	2002	2002

Assets
Notes of Sears	$54,274	$59,309	$59,344
Deferred Debt Issuance Costs	150	173	160

Total assets	$54,424	$59,482	$59,504

Liabilities
Medium-term notes	$47,800	$52,800	$52,800
Interest payable and other liabilities	1,156	1,230	1,244

Total liabilities	48,956	54,030	54,044

Stockholder's Equity
Common stock par value $1.00 per share, 1,000 shares authorized and outstanding	1	1	1
Capital in excess of par value	7	7	7
Retained income	5,460	5,444	5,452

Total stockholder's equity	5,468	5,452	5,460

Total liabilities and stockholder's equity	$54,424	$59,482	$59,504

See accompanying notes.

SEARS DC CORP.
Condensed Statements of Cash Flows
(Unaudited)

	26 Weeks Ended
thousands	June 28,	June 29,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8	$10
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in interest receivable and other assets and interest	(78)	(608)
payable and other liabilities
Net cash used in operating activities	(70)	(598)

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in notes of Sears	5,070	25,323

Net cash provided by investing activities	5,070	25,323

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of Medium-term notes	(5,000)	(24,725)

Net cash used in financing activities	(5,000)	(24,725)

Net increase in cash and cash equivalents	--	--

Cash and cash equivalents at beginning of period	--	--

Cash and cash equivalents at end of period	$--	$--

See accompanying notes.

SEARS DC CORP.
Notes To Condensed Financial Statements
(Unaudited)

Notes to Condensed Financial Statements
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

The medium-term notes are not redeemable by SDC except in the event of a significant decline in Discover Card receivables of Sears former subsidiary, Dean Witter, which is now a part of Morgan Stanley. SDC's borrowings include the following:
	June 28, 2003	June 29, 2002

8.62% to 9.26% Medium-Term Notes due 2003 through 2012	$ 47,800	$ 52,800

At June 28, 2003, medium-term note maturities for the next five years and thereafter are as follows:

2003 . . . . . . . . . . .	$4,000
2004 . . . . . . . . . . .	--
2005 . . . . . . . . . . .	--
2006 . . . . . . . . . . .	--
2007 . . . . . . . . . . .	--
Thereafter . . . . . .	43,800
$47,800

SEARS DC CORP.
13 and 26 Weeks Ended June 28, 2003 And June 29, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(amounts in millions)

FINANCIAL CONDITION

SDC invests funds in promissory notes of Sears, which pay interest sufficient to cover SDC's fixed charges at least 1.005 times.

The $47.8 in outstanding medium-term notes as of June 28, 2003 are generally not redeemable prior to their stated maturity. One exception is in the event of a significant decline in Discover Card receivables of Sears former subsidiary, Dean Witter, which is now a part of Morgan Stanley.

RESULTS OF OPERATIONS

Medium-term notes outstanding were $47.8 and $52.8 as of June 28, 2003 and June 29, 2002, respectively. Revenues decreased 24.0% to $2.4 in 2003 from $3.1 in 2002. The revenue decrease is due to lower levels of interest-earning assets in 2003. The decrease in the amount of medium-term notes outstanding led to interest and related expenses decreasing 24.1% to $2.3 in 2003 from $3.1 in 2002. Earnings covered fixed charges 1.005 times for the 13 and 26 weeks ended June 28, 2003 and June 29, 2002.

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

SDC's outstanding debt securities are subject to interest rate risk. All debt securities are considered non-trading. At June 28, 2003 and June 29, 2002, 100% of SDC's portfolio was fixed rate. For the 13 and 26 weeks ended June 28, 2003 and June 29, 2002, the carrying value of SDC's debt was $47.8 and $52.8, respectively.

For the period ended June 28, 2003, average interest rates by year of maturity were:
2003	8.62%
2004	--
2005	--
2006	--
2007	--
Thereafter	9.15%

SEARS DC CORP.
13 and 26 Weeks Ended June 28, 2003 And June 29, 2002

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
13 and 26 Weeks Ended June 28, 2003 And June 29, 2002

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits.

An Exhibit Index has been filed as part of this Report on Page E-1.

	(b)	Reports on Form 8-K.

None

SEARS DC CORP.
13 and 26 Weeks Ended June 28, 2003 And June 29, 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sears DC Corp. (Registrant)

August 6, 2003
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

Date: August 6, 2003
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

Date: August 6, 2003
By: /s/ Keith E. Trost Keith E. Trost Vice President and Treasurer

EXHIBIT INDEX

SEARS DC CORP.
13 and 26 Weeks Ended June 28, 2003 And June 29, 2002
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

3(d)	By-laws of Sears DC Corp. as amended to February 6, 1996 (Incorporated by reference to Exhibit 3(c) on Form 10-K of the Registrant for the fiscal year ended December 30, 1995*).

4	Registrant hereby agrees to furnish the Securities and Exchange Commission, upon request, with the instruments defining the rights of holders of long-term debt of the Registrant.

32(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.**

32(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 as adopted Section 906 of the Sarbanes-Oxley Act of 2002.**

_____________________
*     Sec File No. 0-17955
**  Filed herewith

E-1

SEARS DC CORP.
EXHIBIT 32(a)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. 1350 as adopted Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned, Larry R. Raymond, President and Chief Executive Officer of Sears DC Corp. (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003 (the "Report").

The undersigned hereby certifies that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 6th day of August, 2003.
/s/ Larry R. Raymond
Larry R. Raymond President and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Sears DC Corp. and will be retained by Sears DC Corp. and furnished to the Securities and Exchange Commission or its staff upon request.

E-2

SEARS DC CORP.
EXHIBIT 32(b)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 as adopted Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned, Keith E. Trost, Vice President and Treasurer of Sears DC Corp. (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003 (the "Report").

The undersigned hereby certifies that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 6th day of August, 2003.
/s/ Keith E. Trost
Keith E. Trost Vice President and Treasurer

A signed original of this written statement required by Section 906 has been provided to Sears DC Corp. and will be retained by Sears DC Corp. and furnished to the Securities and Exchange Commission or its staff upon request.

E-3