Form 10-Q
period 2003-09-27
SEARS DC CORP
filed 2003-11-05
CIK 815743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2003

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

As of October 31, 2003, Registrant had 1,000 shares of common stock outstanding, all of which were held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

None

SEARS DC CORP.
Index To Quarterly Report on Form 10-Q
13 and 39 Weeks Ended September 27, 2003

Part I - Financial Information		Page

Item 1.	Financial Statements

	Condensed Statements of Income (unaudited) - 13 and 39 Weeks Ended September 27, 2003 and September 28, 2002	1

	Condensed Statements of Financial Position - September 27, 2003 (unaudited), September 28, 2002 (unaudited) and December 28, 2002	2

	Condensed Statements of Cash Flows (unaudited) - 13 and 39 Weeks Ended September 27, 2003 and September 28, 2002	3

	Notes to Condensed Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	5

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	5

Item 4.	Disclosure Controls and Procedures	6

Part II - Other Information

Item 1.	Legal Proceedings

	None.

Item 6.	Exhibits and Reports on Form 8-K	7

SEARS DC CORP.
Condensed Statements of Income
(Unaudited)

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
	13 Weeks Ended		39 Weeks Ended
thousands	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002
Revenues
Earnings on notes of Sears	$1,089	$1,210	$3,444	$4,307

Expenses
Interest and related expenses	1,074	1,194	3,399	4,256
Operating expenses	10	10	28	29

Total expenses	1,084	1,204	3,427	4,285

Income before income taxes	5	6	17	22
Income taxes	2	2	6	8
Net income	$3	$4	$11	$14

See accompanying notes.

SEARS DC CORP.
Condensed Statements of Financial Position

	(Unaudited)
thousands, except share data	Sept. 27,	Sept. 28,	Dec. 28,
	2003	2002	2002

Assets
Notes of Sears	$51,205	$60,520	$59,344
Deferred debt issuance costs	145	166	160
Total assets	$51,350	$60,686	$59,504

Liabilities
Medium-term notes	$43,800	$52,800	$52,800
Interest payable and other liabilities	2,079	2,430	1,244
Total liabilities	45,879	55,230	54,044

Stockholder's Equity
Common stock par value $1.00 per share, 1,000 shares authorized and outstanding	1	1	1
Capital in excess of par value	7	7	7
Retained income	5,463	5,448	5,452
Total stockholder's equity	5,471	5,456	5,460

Total liabilities and stockholder's equity	$51,350	$60,686	$59,504
See accompanying notes.

SEARS DC CORP.
Condensed Statements of Cash Flows
(Unaudited)

	39 Weeks Ended
thousands	Sept. 27, 2003	Sept. 28, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11	$14
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in interest receivable and other assets and interest payable and other liabilities
	850	599
Net cash used in operating activities
	861	613

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in notes of Sears	8,139	24,112
Net cash provided by investing activities
	8,139	24,112

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of Medium-term notes	(9,000)	(24,725)
Net cash used in financing activities
	(9,000)	(24,725)

Net increase in cash and cash equivalents	--	--

Cash and cash equivalents at beginning of period	--	--

Cash and cash equivalents at end of period	$--	$--

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

The medium-term notes are not redeemable by SDC except in the event of a significant decline in Discover Card receivables of Sears former subsidiary, Dean Witter, which is now a part of Morgan Stanley. SDC's borrowings include the following:
	Sept. 27, 2003	Sept. 28, 2002

9.07% to 9.26% Medium-Term Notes due in 2012	$ 43,800	$ 52,800

At September 27, 2003, medium-term note maturities for the next five years and thereafter are as follows:

2003 . . . . . . . . . . .	$--
2004 . . . . . . . . . . .	--
2005 . . . . . . . . . . .	--
2006 . . . . . . . . . . .	--
2007 . . . . . . . . . . .	--
Thereafter . . . . . . . .	43,800
$43,800

Subsequent Event

On October 17, 2003, Sears DC Corp. commenced cash tender offers to purchase any and all of its respective unsecured public term debt securities maturing after 2003, which includes securities with an aggregate principal amount of approximately $43.8 million. The offers are expected to expire on November 14, 2003, unless previously terminated or extended. If all 9 series of SDC securities with an aggregate amount of $43.8 million of debt are retired through the cash tender offers, the Company expects to realize a $8.2 million after-tax loss on the extinguishment of that debt in the fourth quarter of 2003. This loss will consist of the anticipated premium paid to retire the debt and the recognition of unamortized debt issuance costs.

SEARS DC CORP.
13 and 39 Weeks Ended September 27, 2003 And September 28, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(amounts in millions)

FINANCIAL CONDITION

SDC invests funds in promissory notes of Sears, which pay interest sufficient to cover SDC's fixed charges at least 1.005 times.

The $43.8 in outstanding medium-term notes as of September 27, 2003 are generally not redeemable prior to their stated maturity. One exception is in the event of a significant decline in Discover Card receivables of Sears former subsidiary, Dean Witter, which is now a part of Morgan Stanley. On October 17, 2003, Sears DC Corp. commenced cash tender offers to purchase any and all of its respective unsecured public term debt securities maturing after 2003. See the subsequent event discussion in the notes to the condensed financial statements for additional information.

RESULTS OF OPERATIONS

Medium-term notes outstanding were $43.8 and $52.8 as of September 27, 2003 and September 28, 2002, respectively. Revenues decreased 10.0% to $1.1 from $1.2 and decreased 20.0% to $3.4 from $4.3 for the 13 and 39 weeks ended September 27, 2003 and September 28, 2002, respectively. The revenue decrease is due to lower levels of interest-earning assets in 2003. The decrease in the amount of medium-term notes outstanding led to interest and related expenses decreasing 10.1% to $1.1 from $1.2 and a decrease of 20.1% to $3.4 from $4.3 for the 13 and 39 weeks ended September 27, 2003 and September 28, 2002, respectively. Earnings covered fixed charges 1.005 times for the 13 and 39 weeks ended September 27, 2003 and September 28, 2002.

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

SDC's outstanding debt securities are subject to interest rate risk. All debt securities are considered non-trading. At September 27, 2003 and September 28, 2002, 100% of SDC's portfolio was fixed rate. For the 13 and 39 weeks ended September 27, 2003 and September 28, 2002, the carrying value of SDC's debt was $43.8 and $52.8, respectively.

For the period ended September 27, 2003, average interest rates by year of maturity were:
2003	--
2004	--
2005	--
2006	--
2007	--
Thereafter	9.15%

SEARS DC CORP.
13 and 39 Weeks Ended September 27, 2003 And September 28, 2002

Item 4. Controls and Procedures

The Company's management, Larry R. Raymond, President and Chief Executive Officer (principal executive officer) and Keith E. Trost, Vice President and Treasurer (principal financial officer), have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended September 27, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

SEARS DC CORP.
13 and 39 Weeks Ended September 27, 2003 And September 28, 2002

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits.

An Exhibit Index has been filed as part of this Report on Page E-1.

	(b)	Reports on Form 8-K.

None

SEARS DC CORP.
13 and 39 Weeks Ended September 27, 2003 And September 28, 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sears DC Corp. (Registrant)

November 5, 2003	By:	/s/ William K. Phelan William K. Phelan Vice President and Controller (Authorized Officer and Principal Accounting Officer of Registrant)

EXHIBIT INDEX

SEARS DC CORP.
13 and 39 Weeks Ended September 27, 2003 And September 28, 2002

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

3(d)	By-laws of Sears DC Corp. as amended to February 6, 1996 (Incorporated by reference to Exhibit 3(c) on Form 10-K of the Registrant for the fiscal year ended December 30, 1995*).

4	Registrant hereby agrees to furnish the Securities and Exchange Commission, upon request, with the instruments defining the rights of holders of long-term debt of the Registrant.

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.**

_____________________
* Sec File No. 0-17955
** Filed herewith

SEARS DC CORP.
Exhibit 31(a)

CERTIFICATIONS

I, Larry R. Raymond, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Sears DC Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 5, 2003

/s/ Larry R. Raymond Larry R. Raymond President and Chief Executive Officer of Sears DC Corp.

SEARS DC CORP.
Exhibit 31(b)

CERTIFICATIONS

I, Keith E. Trost, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Sears DC Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 5, 2003

/s/ Keith E. Trost Keith E. Trost Vice President and Treasurer of Sears DC Corp.

SEARS DC CORP.
EXHIBIT 32

CERTIFICATION
Pursuant to 18 U.S.C. 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

Each of the undersigned, Larry R. Raymond, President and Chief Executive Officer of Sears DC Corp. (the "Company") and Keith E. Trost, Vice President and Treasurer of the Company, has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (the "Report").

Each of the undersigned hereby certifies that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 5, 2003

/s/ Larry R. Raymond Larry R. Raymond President and Chief Executive Officer

/s/ Keith E. Trost Keith E. Trost Vice President and Treasurer