Form 10-K
period 2004-01-03
SEARS DC CORP
filed 2004-03-10
CIK 815743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 3, 2004

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

As of February 29, 2004, Registrant had 1,000 shares of common stock outstanding, all of which were held by Sears, Roebuck and Co.

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

At February 29, 2004, SDC had no employees on its payroll and its officers and directors consisted of employees of affiliated companies. Its offices are located at 3711 Kennett Pike, Greenville, Delaware 19807.

Item 2. Properties

None.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

There is no established public trading market for SDC's common stock. As of February 29, 2004, Sears owned all outstanding shares of SDC's common stock. During 2003 and 2002 there were no dividends declared or paid to Sears by SDC.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

SDC invests funds in promissory notes of Sears, which pay interest sufficient to cover SDC's fixed charges at least 1.005 times.

The $23.3 million in outstanding medium-term notes as of January 3, 2004 are generally not redeemable, at the Company's option, prior to their stated maturity. One exception is in the event of a significant decline in Discover Card receivables of Sears former subsidiary, Dean Witter, which is now a part of Morgan Stanley. On November 17, 2003, the Company completed cash tender offers to purchase any and all of its respective unsecured public term debt securities maturing after 2003, which included securities with an aggregate principal amount of $43.8 million. Approximately $20.5 million of debt was tendered for a cost of $26.4 million. The Company recognized a pre-tax loss of approximately $5.9 million related to the early retirement this debt.

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

The ratings of the Company's domestic debt securities as of February 29, 2004, appear in the table below:
	Standard & Poor's Rating Services	Fitch Ratings	Moody's Investors Service

Unsecured long-term debt	BBB	BBB+	Baa1

RESULTS OF OPERATIONS

Medium-term notes outstanding were $23.3 million and $52.8 million as of January 3, 2004 and December 28, 2002, respectively. Average medium-term notes outstanding were $45.3 million, $60.8 million and $183.6 million in 2003, 2002 and 2001, respectively. Revenues increased 83.9% to $10.1 million in 2003 from $5.5 million in 2002. Revenues decreased 66.4% to $5.5 million in 2002 from $16.4 million in 2001. The revenue increase in 2003 is due to the revenue received to cover the loss on early retirement of debt. The decrease in 2002 is due to lower levels of interest-earning assets. The decrease in the average amount of medium-term notes outstanding led to interest and related expenses decreasing 23.8% to $4.2 million in 2003 from $5.5 million in 2002. In 2002, interest and related expenses decreased 66.6% to $5.5 million from $16.3 million in 2001 due to a decrease in the average amount of medium-term notes outstanding. Earnings covered fixed charges 1.005 times in 2003, 2002 and 2001.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

At year-end 2003 and 2002, 100% of SDC's outstanding debt securities were fixed rate and as such are not subject to interest rate risk. All debt securities are considered non-trading. At year-end 2003 and 2002, the carrying value of SDC's debt was $23.3 million and $52.8 million, respectively. The fair value of SDC's debt was $29.4 million and $55.9 million at year-end 2003 and 2002, respectively.

As of year-end 2003, all of SDC's outstanding Medium Term Notes ("MTN") are scheduled to mature in 2012 and have a fixed average interest rate to maturity of 9.15%.

Item 8. Financial Statements and Supplementary Data

The financial statements of the Company, including the notes to all such statements, and other information are included in this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company's management, Larry R. Raymond, President and Chief Executive Officer (principal executive officer) and Keith E. Trost, Vice President and Treasurer (principal financial officer), have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the year ended January 3, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Not applicable.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Principal Accounting Fees and Services

Aggregate fees billed to the Company for the fiscal years ended January 3, 2004 and December 28, 2002 by SDC's principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche") were as follows:
	2003	2002
(1) Audit Fees	$19,000	$19,000
(2) Audit-Related Fees	--	--
(3) Tax Fees	--	--
(4) All Other Fees	--	--
Total	$19,000	$19,000

Sears' Audit Committee must pre-approve all engagements of the independent auditor by Sears and its subsidiaries, including SDC, as required by Sears' Audit Committee's charter and the rules of the Securities and Exchange Commission. Prior to the beginning of each fiscal year, Sears' Audit Committee will approve an annual estimate of fees for engagements by Sears and its subsidiaries, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. In addition, the Audit Committee will evaluate known potential engagements of the independent auditor, including the scope of the proposed work to be performed and the proposed fees, and approve or reject each service. Management may present additional services for approval at subsequent committee meetings. The Audit Committee has delegated to the Audit Committee Chairman the authority to evaluate and approve engagements on behalf of the Audit Committee in the event a need arises for pre-approval between Committee meetings and in the event the engagement for services was within the annual estimate but not specifically approved. If the Chairman so approves any such engagements, he will report that approval to the full Committee at the next Committee meeting.

Since the effective date of the Securities and Exchange Commission's rules regarding strengthening auditor independence, all of the audit, audit-related, and tax services provided by Deloitte & Touche to Sears and its subsidiaries were pre-approved in accordance with the Audit Committee's policies and procedures.

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

(b) Reports on Form 8-K:

A Current Report on Form 8-K dated October 16, 2003 was filed with the Securities and Exchange Commission on October 21, 2003 to report commencing cash tender offer.

A Current Report on Form 8-K dated October 30, 2003 was was filed with the Securities and Exchange Commission on October 31, 2003 to announce pricing information for tender offer.

A Current Report on Form 8-K dated November 17, 2003 was filed with the Securities and Exchange Commission on November 17, 2003 reporting completion of the cash tender offer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SEARS DC CORP. (Registrant)

/s/ William K. Phelan

By:	William K. Phelan Vice President and Controller

March 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Signature	Title		Date
/s/ Larry R. Raymond Larry R. Raymond	Director, President and Chief Executive Officer (Principal Executive Officer)	) ) ) )
/s/ Keith E. Trost Keith E. Trost	Director, Vice President and Treasurer (Principal Financial Officer)	) ) ) )	March 9, 2004
/s/ William K. Phelan William K. Phelan	Vice President and Controller (Principal Accounting Officer)	) ) ) )
/s/ Glenn R. Richter Glenn R. Richter	Director	) ) ) )

SEARS DC CORP.
Index to Financial Statements
Years Ended January 3, 2004 and December 28, 2002

Independent Auditors' Report

 To the Board of Directors and Stockholder of
Sears DC Corp.
Greenville, Delaware

 We have audited the accompanying statements of financial position of Sears DC Corp., a wholly-owned subsidiary of Sears, Roebuck and Co., as of January 3, 2004 and December 28, 2002, and the related statements of income, stockholder's equity, and cash flows for each of the three years in the period ended January 3, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sears DC Corp. as of January 3, 2004 and December 28, 2002, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Chicago, Illinois
March 9, 2004

SEARS DC CORP.
Statements of Income

thousands
	2003	2002	2001

Revenues
Earnings on notes of Sears	$10,149	$5,520	$16,421
Expenses
Loss on early retirement of debt	5,905	--	--
Interest and related expenses	4,157	5,457	16,316
Operating expenses	37	36	23
Total expenses	10,099	5,493	16,339
Income before income taxes	50	27	82
Income taxes	17	9	28
Net income	$33	$18	$54

See notes to financial statements.

SEARS DC CORP.
Statements of Financial Position

thousands, except share data
	2003	2002
Assets
Notes of Sears	$29,383	$59,344
Deferred debt issuance costs	78	160
Total assets	$29,461	$59,504
Liabilities
Medium-term notes	$23,285	$52,800
Interest payable and other liabilities	683	1,244
Total liabilities	23,968	54,044
Stockholder's Equity
Common stock, par value $1.00 per share,
1,000 shares authorized and outstanding	1	1
Capital in excess of par value	7	7
Retained earnings	5,485	5,452
Total stockholder's equity	5,493	5,460

Total liabilities and stockholder's equity	$29,461	$59,504

See notes to financial statements.

SEARS DC CORP.
Statements of Stockholder's Equity

dollar amounts in thousands	Common Shares Outstanding	Common Stock Issued	Capital in Excess of Par Value	Retained Earnings	Total Stockholder's Equity
Balance, end of year 2000	1,000	$1	$7	$5,380	$5,388

Net income				54	54
Balance, end of year 2001	1,000	1	7	5,434	5,442

Net income				18	18
Balance, end of year 2002	1,000	1	7	5,452	5,460

Net income				33	33
Balance, end of year 2003	1,000	$1	$7	$5,485	$5,493

See notes to financial statements.

SEARS DC CORP.
Statements of Cash Flows

thousands
	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$33	$18	$54
Adjustment to reconcile net income to net cash
provided by (used in) operating activities:
Net change in interest receivable and other assets and interest
payable and other liabilities	(479)	(581)	(2,991)
Net cash used in operating activities	(446)	(563)	(2,937)

CASH FLOWS FROM INVESTING ACTIVITIES
Funds received for early retirement of debt	5,838	--	--
Decrease in notes of Sears	29,961	25,288	138,437
Net cash provided by investing activities	35,799	25,288	138,437

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of medium-term notes	(29,515)	(24,725)	(135,500)
Premium on early retirement of debt	(5,838)	--	--
Net cash used in financing activities	(35,353)	(24,725)	(135,500)

Net change in cash and equivalents	--	--	--
Balance at beginning of year	--	--	--
Balance at end of year	$--	$--	$--

Supplemental Disclosure of Cash Flow Information
Cash paid during the year
Interest	$4,757	$5,973	$19,263
Income taxes	9	29	33

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
Fiscal year	Ended	Weeks

2003	January 3, 2004	53
2002	December 28, 2002	52
2001	December 29, 2001	52

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

SEARS DC CORP.
Notes to Financial Statements

NOTE 2 - BORROWINGS
(thousands)

The medium-term notes are not redeemable by SDC except in the event of a significant decline in Discover Card receivables of Sears former subsidiary, Dean Witter, which is now part of Morgan Stanley. The fair market value of medium-term notes approximated $29,398 and $55,880 at January 3, 2004, and December 28, 2002, respectively, based on discounted cash flows using interest rates currently available to Sears. SDC's borrowings include the following:
	2003	2002

9.07% to 9.20% medium-term notes due in 2012	$ 23,285	$ 52,800

On November 17, 2003, the Company completed cash tender offers to purchase any and all of its respective unsecured public term debt securities maturing after 2003, which included securities with an aggregate principal amount of $43,800. Debt in the amount of $20,515 was tendered for a cost of $26,353. The Company recognized a pre-tax loss of $5,905 related to the early retirement of this debt.

At January 3, 2004 medium-term note maturities for the next five years and thereafter were as follows:
2004	$--
2005	--
2006	--
2007	--
2008	--
Thereafter	23,285

$23,285

NOTE 3 - QUARTERLY RESULTS (Unaudited)
(thousands)
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year
	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002
Revenues	$1,216	$1,750	$1,139	$1,347	$1,089	$1,210	$6,705	$1,213	$10,149	$5,520
Operating income	6	9	6	7	5	6	33	5	50	27
Net income	4	6	4	4	3	4	22	4	33	18

EXHIBIT INDEX

 Sears DC Corp. Form 10-K
For the Year Ended January 3, 2004

3(a)	Certificate of Incorporation of Discover Credit Corp. dated January 9, 1987 (Incorporated by reference to Exhibit 3(a) to Form 10 of the Registrant*).

3(b)	Amendment to Certificate of Incorporation of Discover Credit Corp. dated April 9, 1987 (Incorporated by reference to Exhibit 3(b) to Form 10 of the Registrant*).

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

 ______________________________
* SEC File No. 0-17955
** Filed herewith

E-1